Form 10-Q
period 1995-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1995-08-10
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               ------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------


                         Commission file number 0-13333

  ENSTAR INCOME PROGRAM 1984-1, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Georgia                                                58-1581136
--------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)    (I.R.S.  EMPLOYER  IDENTIFICATION NO.)

  10900 WILSHIRE BOULEVARD, 15TH FLOOR, LOS ANGELES, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (310)824-9990
                                                   -----------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS
                            ========================

                                                                    December 31,       June 30,
                                                                        1994*            1995
                                                                    ------------     -----------
                                                                                     (unaudited)
ASSETS:
   Cash and cash equivalents                                        $ 1,169,700      $ 1,530,400

   Receivables, less allowance of $6,000
      and $7,300 for possible losses                                     76,400           69,400

   Prepaid expenses and other                                            35,300           40,400

   Cable materials, equipment and supplies                               65,900           70,600

   Property, plant and equipment, less accumulated depreciation
      and amortization of $8,537,200 and $9,098,700                   2,745,000        2,411,000

   Franchise cost, net of accumulated
      amortization of $171,600 and $184,600                              82,600           81,100

   Deferred loan costs, organization costs
      and deferred charges, net                                          21,800           51,700
                                                                    ------------     -----------
                                                                    $ 4,196,700      $ 4,254,600
                                                                    ============     ===========
                 LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

LIABILITIES:
   Note payable                                                     $ 3,011,000      $ 2,661,000
   Accounts payable                                                     424,400          487,300
   Due to affiliates                                                    915,800        1,035,800
                                                                    ------------     -----------
         TOTAL LIABILITIES                                            4,351,200        4,184,100
                                                                    ------------     -----------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT)
   General partner                                                      (74,200)         (72,100)
   Limited partners                                                     (80,300)         142,600
                                                                    ------------     -----------
         TOTAL PARTNERSHIP CAPITAL (DEFICIT)                           (154,500)          70,500
                                                                    ------------     -----------
                                                                    $ 4,196,700      $ 4,254,600
                                                                    ============     ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                    Unaudited
                                           ----------------------------
                                                Three months ended
                                                     June 30,
                                           ----------------------------
                                               1994             1995
                                           -----------      -----------
REVENUES                                   $ 1,139,900      $ 1,228,200
                                           -----------      -----------
OPERATING EXPENSES:
   Service costs                               428,500          457,000
   General and administrative expenses         169,700          163,700
   General Partner management fees
     and reimbursed expenses                   153,100          143,900
   Depreciation and amortization               299,200          301,300
                                           -----------      -----------
                                             1,050,500        1,065,900
                                           -----------      -----------
OPERATING INCOME                                89,400          162,300
                                           -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income                               5,900           13,800
   Interest expense                            (70,500)         (72,900)
                                           -----------      -----------
                                               (64,600)         (59,100)
                                           -----------      -----------
NET INCOME                                 $    24,800      $   103,200
                                           ===========      ===========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $       .82      $      3.41
                                           ===========      ===========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD              29,940           29,940
                                           ===========      ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================

                                                     Unaudited
                                           ----------------------------
                                                  Six months ended
                                                      June 30,
                                           ----------------------------
                                                1994            1995
                                           -----------      -----------
REVENUES                                   $ 2,256,400      $ 2,410,000
                                           -----------      -----------
OPERATING EXPENSES:
   Service costs                               852,900          895,300
   General and administrative expenses         312,200          285,300
   General Partner management fees
     and reimbursed expenses                   293,900          281,100
   Depreciation and amortization               595,100          607,000
                                           -----------      -----------
                                             2,054,100        2,068,700
                                           -----------      -----------
OPERATING INCOME                               202,300          341,300
                                           -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income                              10,700           25,200
   Interest expense                           (132,600)        (141,500)
                                           -----------      -----------
                                              (121,900)        (116,300)
                                           -----------      -----------
NET INCOME                                 $    80,400      $   225,000
                                           ===========      ===========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $      2.66      $      7.44
                                           ===========      ===========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD              29,940           29,940
                                           ===========      ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS
                            ========================

                                                               Unaudited
                                                       ----------------------------
                                                            Six months ended
                                                                 June 30,
                                                       ----------------------------
                                                           1994             1995
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $    80,400      $   225,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                        595,100          607,000
      Amortization of deferred loan costs                    1,800            1,000
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                  (82,900)        (2,800)
       Deferred loan costs                                    (700)         (31,000)
      Accounts payable and due to affiliates                 8,500          182,900
                                                       -----------      -----------

       Net cash provided by operating activities           602,200          982,100
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (202,100)        (250,000)
   Increase in intangible assets                           (12,300)         (21,400)
                                                       -----------      -----------

       Net cash used in investing activities              (214,400)        (271,400)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                      (350,000)        (350,000)
                                                       -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                       37,800          360,700

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  734,500        1,169,700
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                    $   772,300      $ 1,530,400
                                                       ===========      ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     =======================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $61,400 and $120,500 for the three and six months ended June 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $82,500 and $160,600 for the three and six months ended June 30, 1995, respectively. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $283,700 and $555,400 for programming services for the three and six months ended June 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995 and 1994.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partner.

4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased by $88,300, or by 7.8%, and by $153,600, or by 6.8%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $66,800 was due to increases in the number of subscriptions for service, $23,900 was due to increases in unregulated rates charged to customers for premium services, $12,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $3,400 resulted from other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $17,800. Of the six months' increase, $125,600 was due to increases in the number of subscriptions for service, $37,200 was due to increases in unregulated

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULT OF OPERATIONS (CONT.)

rates charged to customers for premium services, $14,500 resulted from other revenue producing items and $12,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $35,700.

         Service costs increased by $28,500, or by 6.7%, and by $42,400, or by 5.0%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $32,900 was related to increased programming fees charged by program suppliers and $4,300 was related to higher pole rent expense, partially offset by an $11,400 decrease in repair and maintenance expense. Of the six months' increase, $57,500 was related to increased programming fees charged by program suppliers and $8,900 was related to higher pole rent expense, partially offset by a $24,800 decrease in repair and maintenance expense. The increases in programming expense were also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses decreased by $6,000, or by 3.5%, and by $26,900, or by 8.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $16,100 was due to lower marketing expense, $9,800 was due to increased capitalization of labor and overhead expense based on greater construction activity and $8,100 was due to a decrease in personnel costs. These decreases were partially offset by an $11,100 increase in professional fees. Of the six months' decrease, $14,900 was due to lower marketing expense, $8,700 was due to a decrease in bad debt expense, $7,300 was due to increased capitalization of labor and overhead expense and $5,100 was due to lower personnel costs. These decreases were partially offset by a $9,000 increase in professional fees.

         Management fees and reimbursed expenses decreased by $9,200, or by 6.0%, and by $12,800, or by 4.4%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to lower reimbursable expenses allocated by the General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, computer service and consulting fees, property taxes, and postage, telephone and marketing costs for the three and six months ended June 30 1995. Management fees increased by $4,400, or by 7.7%, and by $7,700, or by 6.8%, in direct relation to increased revenues.

         Depreciation and amortization expense remained relatively unchanged for the three months ended June 30, 1995 and increased by $11,900 for the six months ended June 30, 1995 as compared to the corresponding periods in 1994. The increase in the six month period was due to the depreciation and amortization of asset additions, partially offset by the effect of certain intangible assets becoming fully amortized.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULT OF OPERATIONS (CONCLUDED)

         Operating income increased by $72,900, or by 81.5%, and by $139,000, or by 68.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, primarily due to increased revenues and decreases in marketing expense, repair and maintenance expense and reimbursed expenses as described above.

         Interest income increased by $7,900 and by $14,500 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher cash balances available for investment and higher interest rates earned on invested funds.

         Interest expense increased by $2,400, or by 3.4%, and by $8,900, or by 6.7%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, due to an increase in the average interest rate paid on borrowings (10% and 9.8% for the three and six month periods in 1995 versus 6.9% and 6.5% for the corresponding periods in 1994).

         Due to the factors described above, the Partnership's net income increased by $78,400 and $144,600 for the three and six months ended June 30, 1995 compared to the equivalent periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. Due to the fact that the Partnership is currently not able to incur additional borrowings under its note payable and the adverse impact of the 1992 Cable Act on the Partnership's business, there can be no assurance that the Partnership's cash flow will be adequate to meet its liquidity requirements, including necessary capital expenditures. As a result, the Partnership may need to borrow in the future, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

         In March 1995, the Partnership reached an agreement with its lender to extend the maturity of its existing note payable for an additional year to March 31, 1996. The terms and conditions of the

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

new note agreement are substantially the same as the previous agreement. The Partnership is required to continue to make quarterly payments of interest together with principal payments of $175,000 through June 30, 1995, and $225,000 through December 31, 1995, with a final installment due March 31, 1996. In addition, the Partnership is limited in the amount it can pay in cash to the General Partner for management fees and reimbursed expenses. Any excess amounts will be deferred and paid as soon as this restriction is removed. As of June 30, 1995, an aggregate of $855,200 due the General Partner had been deferred. The Partnership paid the lender a fee in 1995 of approximately $28,000 for the amendment to its note payable.

         The Partnership has executed a non-binding letter agreement to sell the Snow Hill, North Carolina system and is currently negotiating the asset sale agreement. Completion of the sale is subject to, among other things, the execution of the asset sale agreement and regulatory approvals, and there can be no assurance that the sale will be completed. The sale of this system would permit the Partnership to repay its bank debt and the General Partner believes that the Partnership may then be able to obtain financing to rebuild and upgrade its remaining systems. Management would evaluate the feasibility of resuming the payment of distributions at that time.

         SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Operating activities provided $379,900 more cash in the six months ended June 30, 1995 than in the prior year period. Changes in accounts payable and due to affiliates provided $174,400 more cash due to a decrease in the payment of amounts owed to the General Partner and third party creditors. Partnership operations generated $155,700 more cash after adding back non-cash depreciation and amortization charges. Decreases in accounts receivable balances used $80,100 less cash in the first six months of 1995 than in the comparable 1994 period. The Partnership used $30,300 more cash to pay loan costs related to its loan amendment in the six months ended June 30, 1995.

         The Partnership used $57,000 more cash in investing activities during the six months ended June 30, 1995 than in the corresponding six months of 1994 due to a $47,900 increase in capital expenditures and a $9,100 increase in expenditures for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 34.1% in the second quarter of 1994 to 37.8% in the second quarter of 1995. EBITDA increased from 35.3% during the first six months of 1994 to 39.4% in the comparable 1995 period. The three and six months' increases were caused by higher revenues and lower repair and maintenance expense and marketing costs as described above. EBITDA increased from $388,600 to $463,600, or by 19.3%, during the three months ended June 30, 1995 compared to the corresponding period in 1994. EBITDA increased from $797,400 to $948,300, or by 18.9%, during the first six months of 1995 compared to the first six months of 1994.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


PART II.               OTHER INFORMATION

ITEMS 1-5.             Not applicable.

ITEM 6.                Exhibits and Reports on Form 8-K

                       (a)      None

                       (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)

                          By: ENSTAR COMMUNICATIONS CORPORATION
                              General Partner

Date: August 9, 1995                By:     /s/ Michael K. Menerey
                                            ------------------------
                                            Michael K. Menerey,
                                            Chief Financial Officer