Form 10-Q
period 1995-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1995-11-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1995


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ----------------------

                         Commission file number 0-13333

                       Enstar Income Program 1984-1, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                             58-1581136
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 824-9990

               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                       ==================================

                                                     December 31,   September 30,
                                                        1994*           1995
                                                     -----------    -----------
                                                                    (unaudited)
ASSETS:
   Cash and cash equivalents                         $ 1,169,700    $ 1,473,700

   Receivables, less allowance of $6,000
      and $13,100 for possible losses                     76,400        100,400

   Prepaid expenses and other                             35,300         76,000

   Cable materials, equipment and supplies                65,900         70,600

   Property, plant and equipment, less
      accumulated depreciation
      and amortization of $8,537,200
      and $9,364,600                                   2,745,000      2,811,200

   Franchise cost, net of accumulated
      amortization of $171,600 and $189,300               82,600         79,900

   Deferred loan costs and deferred charges, net          21,800         48,600
                                                     -----------    -----------

                                                     $ 4,196,700    $ 4,660,400
                                                     ===========    ===========

 LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

LIABILITIES:

   Note payable                                      $ 3,011,000    $ 2,392,800
   Accounts payable                                      424,400        763,200
   Due to affiliates                                     915,800      1,276,300
                                                     -----------    -----------
         TOTAL LIABILITIES                             4,351,200      4,432,300
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT)

   General partner                                       (74,200)       (70,400)
   Limited partners                                      (80,300)       298,500
                                                     -----------    -----------
         TOTAL PARTNERSHIP CAPITAL (DEFICIT)            (154,500)       228,100
                                                     -----------    -----------

                                                     $ 4,196,700    $ 4,660,400
                                                     ===========    ===========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                            Unaudited
                                                   ----------------------------
                                                        Three months ended
                                                           September 30,
                                                   ----------------------------
                                                       1994             1995
                                                   -----------      -----------
REVENUES                                           $ 1,141,600      $ 1,252,400
                                                   -----------      -----------
OPERATING EXPENSES:
   Service costs                                       439,600          443,400
   General and administrative expenses                 158,200          159,600
   General Partner management fees
     and reimbursed expenses                           135,400          154,800
   Depreciation and amortization                       325,100          284,700
                                                   -----------      -----------

                                                     1,058,300        1,042,500
                                                   -----------      -----------

OPERATING INCOME                                        83,300          209,900
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                       8,100           14,400
   Interest expense                                    (69,900)         (66,700)
                                                   -----------      -----------

                                                       (61,800)         (52,300)
                                                   -----------      -----------

NET INCOME                                         $    21,500      $   157,600
                                                   ===========      ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $      0.71      $      5.21
                                                   ===========      ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      29,940           29,940
                                                   ===========      ===========

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                            Unaudited
                                                   ----------------------------
                                                        Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                      1994              1995
                                                   -----------      -----------
REVENUES                                           $ 3,398,000      $ 3,662,400
                                                   -----------      -----------

OPERATING EXPENSES:
   Service costs                                     1,292,500        1,338,700
   General and administrative expenses                 470,400          444,900
   General Partner management fees
     and reimbursed expenses                           429,300          435,900
   Depreciation and amortization                       920,200          891,700
                                                   -----------      -----------

                                                     3,112,400        3,111,200
                                                   -----------      -----------

OPERATING INCOME                                       285,600          551,200
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                      18,800           39,600
   Interest expense                                   (202,500)        (208,200)
                                                   -----------      -----------

                                                      (183,700)        (168,600)
                                                   -----------      -----------

NET INCOME                                         $   101,900      $   382,600
                                                   ===========      ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $      3.37      $     12.65
                                                   ===========      ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      29,940           29,940
                                                   ===========      ===========

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                            ========================

                                                            Unaudited
                                                    ---------------------------
                                                           Nine months ended
                                                            September 30,
                                                     --------------------------
                                                        1994           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $   101,900    $   382,600
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                      920,200        891,700
      Amortization of deferred loan costs                  2,100          2,000
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                (30,600)       (64,700)
       Cable materials, equipment and supplies                 -         (4,700)
       Deferred loan costs                                  (600)       (31,400)
       Accounts payable and due to affiliates            175,000        699,300
                                                     -----------    -----------

       Net cash provided by operating activities       1,168,000      1,874,800
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (395,800)      (925,300)
   Increase in intangible assets                         (17,300)       (27,300)
                                                     -----------    -----------

       Net cash used in investing activities            (413,100)      (952,600)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                    (525,000)      (618,200)
                                                     -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    229,900        304,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                734,500      1,169,700
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                  $   964,400    $ 1,473,700
                                                     ===========    ===========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $62,600 and $183,100 for the three and nine months ended September 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $92,200 and $252,800 for the three and nine months ended September 30, 1995, respectively. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $283,800 and $839,200 for programming services for the three and nine months ended September 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995 and 1994.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased by $110,800, or by 9.7%, and by $264,400, or by 7.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $73,400 was due to increases in the number of subscriptions for service, $29,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $20,700 was due to increases in unregulated rates charged to customers for premium services implemented during the fourth quarter of 1994 and $4,700 resulted from other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $17,900. Of the nine months' increase, $200,300 was due to increases in the number of subscriptions for

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

service, $56,800 was due to increases in unregulated rates charged to customers for premium services, $41,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $19,100 resulted from other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $53,700.

         Service costs increased by $3,800 (less than one percent) and by $46,200, or by 3.6%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $22,900 was related to increased programming fees charged by program suppliers and $11,500 was related to higher pole rent expense, partially offset by decreases of $11,400 in repair and maintenance expense and $8,100 in personnel costs. Of the nine months' increase, $80,400 was related to increased programming fees charged by program suppliers and $20,400 was related to higher pole rent expense, partially offset by decreases of $36,200 in repair and maintenance expense and $11,200 in personnel costs. The increases in programming expense were also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased by $1,400 (less than one percent) and decreased by $25,500, or by 5.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $22,700 was due to an increase in costs associated with the potential sale of the Snow Hill, North Carolina system (see "Liquidity and Capital Resources"), and $8,900 was due to an increase in bad debt expense. These increases were substantially offset by a $12,400 decrease in costs resulting from reregulation of the cable industry, an $8,000 decrease in personnel costs and a $6,300 decrease in insurance premiums. Of the nine months' decrease, $18,200 was due to lower marketing expense, $13,100 was due to a decrease in personnel costs, $11,800 was due to a decrease in reregulation costs, $11,600 was due to an increase in capitalization of labor and overhead expense and $6,500 was due to lower insurance premiums. These decreases were partially offset by an increase of $41,500 in expenses associated with the potential sale of the Snow Hill, North Carolina system.

         Management fees and reimbursed expenses increased by $19,400, or by 14.3%, and by $6,600, or by 1.5%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was primarily due to an increase in reimbursable expenses allocated by the General Partner including higher personnel costs and marketing expense, partially offset by lower repair and maintenance expense, property taxes, postage costs and telephone expense. Management fees for the three month period increased in direct relation to increased revenues as described above. The nine months' increase was primarily due to an increase in management fees in direct relation to increased revenues, partially offset by decreased reimbursable expenses. Reimbursable expenses for the nine months period decreased due to lower allocated personnel costs, property taxes, postage costs and telephone expense.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Depreciation and amortization expense decreased by $40,400, or by 12.4%, and by $28,500, or by 3.1%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due to the effect of certain tangible assets becoming fully depreciated and intangible assets becoming fully amortized.

         Operating income increased by $126,600 and by $265,600 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, primarily due to increased revenues and decreases in depreciation and amortization expense as described above.

         Interest income increased by $6,300 and by $20,800 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher cash balances available for investment and higher interest rates earned on invested funds.

         Interest expense decreased by $3,200, or by 4.6%, and increased by $5,700, or by 2.8%, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994. The three months' decrease was primarily due to lower average borrowings in the third quarter of 1995 compared with the equivalent 1994 period, partially offset by higher average interest rates (9.8% for the three month period in 1995 versus 8.3% for the corresponding period in 1994). The nine months' increase was due to higher average interest rates paid on borrowings (9.8% for the nine month period in 1995 versus 7.6% for the corresponding period in 1994).

         Due to the factors described above, the Partnership's net income increased by $136,100 and $280,700 for the three and nine months ended September 30, 1995 compared to the equivalent periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.5 million, although the majority of the total is not planned to be spent until 1997 and 1998. Due to the fact that the Partnership is currently not able to incur additional

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

borrowings under its note payable, there can be no assurance that the Partnership's cash flow will be adequate to meet its liquidity requirements, including necessary capital expenditures. As a result, the Partnership may need to seek additional sources of borrowed funds in the future, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

         In March 1995, the Partnership reached an agreement with its lender to extend the maturity of its existing note payable for an additional year to March 31, 1996. The terms and conditions of the new note agreement are substantially the same as the previous agreement. The Partnership is required to continue to make quarterly payments of interest together with principal payments of $175,000 through September 30, 1995, and $225,000 through December 31, 1995, with a final installment due March 31, 1996. In addition, the Partnership is limited in the amount it can pay in cash to the General Partner for management fees and reimbursed expenses. Any excess amounts will be deferred and paid as soon as this restriction is removed. As of September 30, 1995, an aggregate of $1,024,300 due the General Partner had been deferred.

         The sale of the Snow Hill North Carolina system mentioned in previous filings was not completed and the term of the tentative agreement to sell the system has expired. The General Partner will continue to seek a buyer for the Snow Hill, North Carolina system as well as for the Kershaw, South Carolina system. The sale of these systems would allow the Partnership to reduce its bank debt. Upon the sale of either or both of these systems, the General Partner believes that the Partnership may be able to obtain financing to rebuild and upgrade its remaining systems, and management would evaluate the feasibility at that time of resuming the payment of distributions. There can be no assurance that these systems can be sold at an acceptable price.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Operating activities provided $706,800 more cash in the nine months ended September 30, 1995 than in the prior year period. Changes in accounts payable and due to affiliates provided $524,300 more cash due to an increase in the amounts owed to the General Partner and third party creditors. Partnership operations generated $252,100 more cash in the 1995 period than in the 1994 period after adding back non-cash depreciation and amortization charges. Increases in accounts receivable, prepaid and cable material balances used $38,800 more cash in the first nine months of 1995 than in the comparable 1994 period. The Partnership used $30,800 more cash in the nine months ended September 30, 1995 to pay loan costs related to its loan amendment.

         The Partnership used $539,500 more cash in investing activities during the nine months ended September 30, 1995 than in the corresponding nine months of 1994 due to a $529,500 increase in capital expenditures and a $10,000 increase in expenditures for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 35.8% in the third quarter of 1994 to 39.5% in the third quarter of 1995. EBITDA as a percentage of revenues increased from 35.5% during the first nine months of 1994 to 39.4% in the comparable 1995 period. The three and nine months' increases were caused by higher revenues and lower repair and maintenance

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

expense and personnel costs as described above. EBITDA increased from $408,400 to $494,600, or by 21.1%, during the three months ended September 30, 1995 compared to the corresponding period in 1994. EBITDA increased from $1,205,800 to $1,442,900, or by 19.7 %, during the first nine months of 1995 compared to the first nine months of 1994.

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

                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner

Date: November 6, 1995                 By: /s/ Michael K. Menerey
                                          ----------------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer