Form 10-Q
period 1996-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1996-05-15
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

                         Commission file number 0-13333

Enstar Income Program 1984-1, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                               58-1581136
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)  (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310)824-9990

________________________________________________________________________________
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                      December 31,         March 31,
                                                                         1995*               1996
                                                                      -----------        -----------
                                                                                          (unaudited)
ASSETS:
   Cash and cash equivalents                                          $   935,300        $ 1,496,500

   Receivables, less allowance of $21,200
      and $19,800 for possible losses                                     123,200             98,700

   Prepaid expenses and other                                              55,900             69,700

   Cable materials, equipment and supplies                                 70,600             70,600

   Property, plant and equipment, less accumulated depreciation
      and amortization of $9,631,600 and $9,776,900                     2,549,300          2,454,600
   Franchise cost, net of accumulated
      amortization of $194,100 and $198,700                                76,300             81,900

   Deferred loan costs and deferred charges, net                           42,800             38,700
                                                                      -----------        -----------
                                                                      $ 3,853,400        $ 4,310,700
                                                                      ===========        ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Note payable                                                       $ 1,942,800        $ 1,942,800
   Accounts payable                                                       515,500            423,100
   Due to affiliates                                                    1,028,800          1,282,800
                                                                      -----------        -----------
         TOTAL LIABILITIES                                              3,487,100          3,648,700
                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                        (69,000)           (66,000)
   Limited partners                                                       435,300            728,000
                                                                      -----------        -----------
         TOTAL PARTNERSHIP CAPITAL                                        366,300            662,000
                                                                      -----------        -----------
                                                                      $ 3,853,400        $ 4,310,700
                                                                      ===========        ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Unaudited
                                             ------------------------------
                                                  Three months ended
                                                       March 31,
                                             ------------------------------
                                                 1995               1996
                                             -----------        -----------
REVENUES                                     $ 1,181,800        $ 1,263,500
                                             -----------        -----------

OPERATING EXPENSES:
   Service costs                                 438,300            464,400
   General and administrative expenses           121,600            165,400
   General Partner management fees
     and reimbursed expenses                     137,200            129,800
   Depreciation and amortization                 305,700            166,700
                                             -----------        -----------

                                               1,002,800            926,300
                                             -----------        -----------

OPERATING INCOME                                 179,000            337,200
                                             -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                11,400             10,500
   Interest expense                              (68,600)           (52,000)
                                             -----------        -----------

                                                 (57,200)           (41,500)
                                             -----------        -----------

NET INCOME                                   $   121,800        $   295,700
                                             ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                      $      4.03        $      9.78
                                             ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                29,940             29,940
                                             ===========        ===========











            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                   Unaudited
                                                         ------------------------------
                                                               Three months ended
                                                                    March 31,
                                                         ------------------------------
                                                            1995               1996
                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $   121,800        $   295,700
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                          305,700            166,700
      Amortization of deferred loan costs                        200              1,000
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                    (86,800)            10,700
       Accounts payable and due to affiliates                 20,100            161,600
                                                         -----------        -----------

       Net cash provided by operating activities             361,000            635,700
                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (45,700)           (63,000)
   Increase in intangible assets                                --              (11,500)
                                                         -----------        -----------

       Net cash used in investing activities                 (45,700)           (74,500)
                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                        (175,000)              --
   Deferred loan costs                                        (6,400)              --
                                                         -----------        -----------

Net cash used in financing activities                       (181,400)              --
                                                         -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                        133,900            561,200

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  1,169,700            935,300
                                                         -----------        -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $ 1,303,600        $ 1,496,500
                                                         ===========        ===========







            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $63,200 for the three months ended March 31, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $66,600 for the three months ended March 31, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $40,400 in the three months ended March 31, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $283,900 for programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 1, 1996 and 1995.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partner.

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $1,181,800 to $1,263,500, or by 6.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $81,700 increase in revenues, $43,600 was due to increases in the number of subscriptions for service, $19,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $18,500 resulted from increases in advertising sales and other revenue producing items.

         Service costs increased from $438,300 to $464,400, or by 6.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $26,100 increase, $16,600 was due to an increase in personnel costs, $12,200 related to increased programming fees charged by program suppliers (including primary satellite fees) and $9,000 was due to increases in copyright fees. These increases were partially offset by an $11,700 increase in capitalization of labor and overhead expense due to more capital projects during the 1996 period. The increase in programming expense was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         General and administrative expenses increased from $121,600 to $165,400, or by 36.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $43,800 increase, $16,100 was due to a benefit recorded by the Partnership in the first three months of 1995 resulting from adjustments to business tax expense, $14,200 was due to an increase in bad debt expense, $12,800 was due to expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership and $6,800 was due to an increase in marketing expense.

         Management fees and reimbursed expenses decreased from $137,200 to $129,800, or by 5.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $7,400 decrease, $11,500 was due to decreased reimbursable expenses allocated by the General Partner, including lower personnel costs resulting from staff reductions and lower marketing expenses. As described above, affiliates of the General Partner now provide certain system operating management services to the Partnership that were provided by the General Partner prior to 1996. The decrease in reimbursed expenses to the General Partner was partially offset by a $4,100 increase in management fees directly related to increases in revenues.

         Depreciation and amortization expense decreased from $305,700 to $166,700, or by 45.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $179,000 to $337,200, or by 88.4%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest expense decreased from $68,600 to $52,000, or by 24.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The $16,600 decrease was due to lower average borrowings of $1,942,800 during the 1996 period compared with $2,779,600 during the corresponding 1995 quarter.

         Interest income decreased from $11,400 to $10,500, or by 7.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to lower cash balances available for investment and lower interest rates earned on invested funds.

         Due to the factors described above, the Partnership's net income increased from $121,800 to $295,700 for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

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

         In March 1996, the Partnership reached an agreement with its lender to extend the maturity of its existing note payable to December 31, 1997. The terms and conditions of the new note agreement are substantially the same as the previous agreement. The Partnership is required to continue to make quarterly payments of interest together with principal payments of $225,000 through December 31, 1996, and quarterly installments of $250,000 through September 30, 1997, with a final installment of $292,814 due on December 31, 1997. In addition, the amended note no longer limits the amount the Partnership can pay in cash to the General Partner for current management fees and reimbursed expenses, but continues to prohibit the payment of any previously deferred fees and reimbursed expenses. Any payment of previously deferred fees, which as of March 31, 1996, totaled an aggregate of $1,151,300, will continue to be deferred until the note payable is repaid and this restriction is removed. A fee of $25,000 was paid to the bank in conjunction with this extension. The Partnership made its scheduled first quarter principal repayment of $225,000 on April 1, 1996.

         The General Partner may continue to seek a buyer for the Snow Hill, North Carolina system as well as for the Kershaw, South Carolina system. The sale of these systems would allow the Partnership to reduce its bank debt or accelerate the rebuilding of its remaining systems. Upon the sale of either or both of these systems, the General Partner would evaluate the feasibility at that time of resuming the payment of distributions. There can be no assurance that these systems can be sold at an acceptable price.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities provided $274,700 more cash in the three months ended March 31, 1996 than in the prior year period. Changes in accounts payable and due to affiliates provided $141,500 more cash due to a decrease in the payment of amounts owed to the General Partner and third party creditors. Decreases in accounts receivable, prepaid expenses and other assets provided $97,500 more cash. Partnership operations generated $35,700 more cash after adding back non-cash depreciation and amortization charges.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         The Partnership used $28,800 more cash in investing activities in the three months ended March 31, 1996 than during the corresponding three months in 1995 due to a $17,300 increase in capital expenditures and an $11,500 increase in expenditures for intangible assets. Financing activities used $181,400 less cash in 1996 due to a decrease in the repayment of outstanding debt and a reduction in the payment of deferred loan costs related to the Partnership's note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 41.0% during the first three months of 1995 to 39.9% during the corresponding 1996 quarter. The decrease was primarily due to higher personnel costs, bad debt expense and programming expense as described above in results of operations. EBITDA increased to $503,900 from $484,700, or by 4.0%, for the three months ended March 31, 1996 compared to the first three months of 1995.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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

                                           By: ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner

Date: May 9, 1996                           By:    /s/ Michael K. Menerey
                                                 ------------------------
                                                  Michael K. Menerey,
                                                  Chief Financial Officer