Form 10-Q
period 1996-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1996-08-12
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1996

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

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                  December 31,     June 30,
                                                                     1995*           1996
                                                                  -----------     ----------
                                                                                  (unaudited)
ASSETS:
   Cash and cash equivalents                                       $  935,300     $1,025,300

   Receivables, less allowance of $21,200
      and $10,000 for possible losses                                 123,200         94,000

   Prepaid expenses and other                                          55,900         45,300

   Cable materials, equipment and supplies                             70,600         70,600

   Property, plant and equipment, less accumulated depreciation
      and amortization of $9,631,600 and $9,888,700                 2,549,300      2,913,400
   Franchise cost, net of accumulated
      amortization of $194,100 and $203,700                            76,300         79,900

   Deferred loan costs and deferred charges, net                       42,800         57,400
                                                                   ----------     ----------

                                                                   $3,853,400     $4,285,900
                                                                   ==========     ==========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Note payable                                                    $1,942,800     $1,717,800
   Accounts payable                                                   515,500        400,600
   Due to affiliates                                                1,028,800      1,149,700
                                                                   ----------     ----------
         TOTAL LIABILITIES                                          3,487,100      3,268,100
                                                                   ----------     ----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                    (69,000)       (62,500)
   Limited partners                                                   435,300      1,080,300
                                                                   ----------     ----------
         TOTAL PARTNERSHIP CAPITAL                                    366,300      1,017,800
                                                                   ----------     ----------

                                                                   $3,853,400     $4,285,900
                                                                   ==========     ==========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                               Unaudited
                                                      -------------------------
                                                          Three months ended
                                                               June 30,
                                                      -------------------------
                                                          1995          1996
                                                      -----------    ----------

REVENUES                                              $ 1,228,200    $1,276,600
                                                      -----------    ----------
OPERATING EXPENSES:
   Service costs                                          457,000       426,100
   General and administrative expenses                    163,700       179,700
   General Partner management fees
     and reimbursed expenses                              143,900       142,400
   Depreciation and amortization                          301,300       135,600
                                                      -----------    ----------

                                                        1,065,900       883,800
                                                      -----------    ----------

OPERATING INCOME                                          162,300       392,800
                                                      -----------    ----------
OTHER INCOME (EXPENSE):
   Interest income                                         13,800        12,400
   Interest expense                                       (72,900)      (49,400)
                                                      -----------    ----------

                                                          (59,100)      (37,000)
                                                      -----------    ----------

NET INCOME                                            $   103,200    $  355,800
                                                      ===========    ==========
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $      3.41    $    11.76
                                                      ===========    ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         29,940        29,940
                                                      ===========    ==========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Unaudited
                                                  ------------------------
                                                      Six months ended
                                                          June 30,
                                                  ------------------------
                                                     1995          1996
                                                  ----------    ----------

REVENUES                                          $2,410,000    $2,540,100
                                                  ----------    ----------
OPERATING EXPENSES:
   Service costs                                     895,300       890,500
   General and administrative expenses               285,300       345,100
   General Partner management fees
     and reimbursed expenses                         281,100       272,200
   Depreciation and amortization                     607,000       302,300
                                                  ----------    ----------

                                                   2,068,700     1,810,100
                                                  ----------    ----------

OPERATING INCOME                                     341,300       730,000
                                                  ----------    ----------
OTHER INCOME (EXPENSE):
   Interest income                                    25,200        22,900
   Interest expense                                 (141,500)     (101,400)
                                                  ----------    ----------

                                                    (116,300)      (78,500)
                                                  ----------    ----------

NET INCOME                                        $  225,000    $  651,500
                                                  ==========    ==========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                           $     7.44    $    21.54
                                                  ==========    ==========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                    29,940        29,940
                                                  ==========    ==========



            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                Unaudited
                                                       --------------------------
                                                             Six months ended
                                                                 June 30,
                                                       --------------------------
                                                          1995            1996
                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  225,000      $  651,500
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                       607,000         302,300
      Amortization of deferred loan costs                   1,000           4,500
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                  (2,800)         39,800
       Accounts payable and due to affiliates             182,900           6,000
                                                       ----------      ----------

       Net cash provided by operating activities        1,013,100       1,004,100
                                                       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                  (250,000)       (648,300)
   Increase in intangible assets                          (21,400)        (15,500)
                                                       ----------      ----------

       Net cash used in investing activities             (271,400)       (663,800)
                                                       ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                     (350,000)       (225,000)
   Deferred loan costs                                    (31,000)        (25,300)
                                                       ----------      ----------

Net cash used in financing activities                    (381,000)       (250,300)
                                                       ----------      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                     360,700          90,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                               1,169,700         935,300
                                                       ----------      ----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                    $1,530,400      $1,025,300
                                                       ==========      ==========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $63,800 and $127,000 for the three and six months ended June 30, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $78,600 and $145,200 for the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $28,800 and $69,200 in the three and six months ended June 30, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $278,500 and $562,400 for programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $1,228,200 to $1,276,600, or by 3.9%, and from $2,410,000 to $2,540,100, or by 5.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $48,400 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $37,100 was due to increases in regulated service rates that were implemented by the Partnership in the second and third quarters of 1995 and in the second quarter of 1996. An additional $13,300 of the increase resulted from increases in advertising sales and other revenue producing items. These increases were partially offset by a decrease of $2,000 due to a decrease in the number of subscriptions for premium services. Of the $130,100 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $57,400 was due to increases in regulated service rates that were implemented by the Partnership as discussed above, $40,900 was due to an

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

increase in the number of subscriptions for services and $31,800 resulted from increases in advertising sales and other revenue producing items. As of June 30, 1996, the Partnership had approximately 11,900 homes subscribing to cable service and 6,200 premium service units.

         Service costs decreased from $457,000 to $426,100, or by 6.8%, for the three months ended June 30, 1996 and remained relatively unchanged, decreasing from $895,300 to $890,500 (less than one-percent), for the six months ended June 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $30,900 decrease in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $32,400 was due to an increase in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended June 30, 1996, $5,200 was due to a decrease in programming fees charged by program suppliers (primarily premium service providers) and $4,900 was due to a decrease in pole rent expense. These decreases were partially offset by a $13,900 increase in personnel costs. Of the $4,800 decrease in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $44,100 was due to increased capitalization of labor and overhead due to a greater number of capital projects in the 1996 period, and $6,900 was due to lower pole rent expense. These decreases were largely offset by increases of $30,500 in personnel costs and $14,200 in copyright fees resulting from revenue increases as described above.

         General and administrative expenses increased from $163,700 to $179,700, or by 9.8%, and from $285,300 to $345,100, or by 21.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $16,000 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $26,500 was due to an increase in bad debt expense and $15,300 was due to expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership. These increases were partially offset by a $16,700 decrease in marketing expense and a $5,500 decrease in telephone expense. Of the $59,800 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $40,700 was due to an increase in bad debt expense, $27,400 was due to expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership and $17,400 was due to an increase in business tax expense. These increases were partially offset by a $9,900 decrease in marketing expense, a $7,700 decrease due to lower insurance premiums and a $3,400 increase in capitalization of labor and overhead expense.

         Management fees and reimbursed expenses decreased from $143,900 to $142,400, or by 1.0%, and from $281,100 to $272,200, or by 3.2%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses decreased by $3,900 and $15,400 for the three and six months ended June 30, 1996 from the comparable periods in 1995, primarily due to lower allocated personnel costs and marketing expense. As described above, affiliates of the General Partner now provide certain system operating management services to the Partnership that were provided by the General Partner prior to 1996. Management fees increased by $2,400 and $6,500 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $301,300 to $135,600, or by 55.0%, and from $607,000 to $302,300, or by 50.2%, for the three and six months ended June 30, 1996 as compared to

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

the corresponding periods in 1995 due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $162,300 to $392,800 and from $341,300 to $730,000 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest income decreased from $13,800 to $12,400, or by 10.1%, and from $25,200 to $22,900, or by 9.1%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower interest rates earned on invested funds.

         Interest expense decreased from $72,900 to $49,400, or by 32.2%, and from $141,500 to $101,400, or by 28.3%, for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 due to lower average borrowings of $1,717,800 and $1,830,300 for the three and six months ended June 30, 1996 versus $2,661,000 and $2,749,000 for the corresponding 1995 periods.

         Due to the factors described above, the Partnership's net income increased from $103,200 to $355,800 and from $225,000 to $651,500 for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital expenditure requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems, and are projected to be $528,000 for 1996, excluding any rebuilds. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.5 million, although the majority of the total is not planned to be spent until 1997 and 1998. Due to the fact that the Partnership is currently not able to incur additional borrowings under its note payable, there can be no assurance that the Partnership's cash flow will be adequate to meet its liquidity requirements, including necessary capital expenditures. As a result, the Partnership will likely seek additional sources of borrowed funds in the future, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         In March 1996, the Partnership reached an agreement with its lender to extend the maturity of its existing note payable to December 31, 1997. The terms and conditions of the new note agreement are substantially the same as the previous agreement. The Partnership is required to continue to make quarterly payments of interest together with principal payments of $225,000 through December 31, 1996, and quarterly installments of $250,000 through September 30, 1997, with a final installment of $292,814 due on December 31, 1997. In addition, the amended note no longer limits the amount the Partnership can pay in cash to the General Partner for current management fees and reimbursed expenses, but continues to prohibit the payment of any previously deferred fees and reimbursed expenses. Any payment of previously deferred fees, which as of June 30, 1996 totaled an aggregate of $1,081,300, will continue to be deferred until the note payable is repaid and this restriction is removed at which time the Partnership will repay such deferred amounts provided there is adequate liquidity at that time. A fee of $25,000 was paid to the bank in conjunction with this extension. The Partnership made its first and second scheduled principal repayments of $225,000 under the amended agreement on April 1, 1996 and on July 16, 1996, respectively.

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

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Operating activities provided $9,000 less cash in the six months ended June 30, 1996 than in the prior year period. Changes in accounts payable and due to affiliates provided $176,900 less cash due to an increase in the payment of amounts owed to affiliates and third party creditors. Decreases in accounts receivable, prepaid expenses and other assets provided $42,600 more cash. Cash generated by Partnership operations increased by $125,300 after adding back non-cash depreciation and amortization charges.

         The Partnership used $392,400 more cash in investing activities in the six months ended June 30, 1996 than during the corresponding six months in 1995 due to a $398,300 increase in capital expenditures, which was partially offset by a $5,900 decrease in expenditures for intangible assets. Financing activities used $130,700 less cash in 1996 due to a $125,000 decrease in the repayment of outstanding debt and a $5,700 reduction in the payment of deferred loan costs related to the Partnership's note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 37.8% in the second quarter of 1995 to 41.4% in the second quarter of 1996. EBITDA as a percentage of revenues increased from 39.4% during the first six months of 1995 to 40.6% in the comparable 1996 period. The three and six months' increases were caused by higher revenues and increased capitalization of labor and overhead costs as described above. EBITDA increased from $463,600 to $528,400, or by 14.0%, during the three months ended June 30, 1996 compared to the corresponding period in 1995. EBITDA increased from $948,300 to $1,032,300, or by 8.9%, during the first six months of 1996 compared to the first six months of 1995.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

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

                           ENSTAR INCOME PROGRAM 1984-1, L.P.

                              a GEORGIA LIMITED PARTNERSHIP
                              -----------------------------
                                       (Registrant)



                                         By: ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner












Date: August 7, 1996                     By:  /s/ Michael K. Menerey
                                            ------------------------------------
                                             Michael K. Menerey,
                                             Chief Financial Officer