Form 10-Q
period 1996-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1996-11-12
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ------------------------------

                                    FORM 10Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


                        Commission file number   0-13333

                       Enstar Income Program 1984-1, L.P.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          Georgia                                          58-1581136
---------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA          90024
-----------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (310) 824-9990


-------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               --     -----



                   The Exhibit Index is Located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                    =======================================

                                                                              December 31,                September 30,
                                                                                 1995*                        1996
                                                                              ----------                   ----------
                                                                                                           (unaudited)
 ASSETS:
   Cash and cash equivalents                                                  $  935,300                   $  906,600

   Receivables, less allowance of $21,200
      and $29,900 for possible losses                                            123,200                      132,000

   Prepaid expenses and other                                                     55,900                       56,600

   Cable materials, equipment and supplies                                        70,600                       70,600

   Property, plant and equipment, less accumulated depreciation
      and amortization of $9,631,600 and $9,986,000                            2,549,300                    3,147,200
   Franchise cost, net of accumulated
      amortization of $194,100 and $209,100                                       76,300                       77,300

   Deferred loan costs and deferred charges, net                                  42,800                       51,500
                                                                              ----------                   ----------
                                                                              $3,853,400                   $4,441,800
                                                                              ==========                   ==========

                                                     LIABILITIES AND PARTNERSHIP CAPITAL

 LIABILITIES:
 Note payable                                                                 $1,942,800                   $1,267,800
 Accounts payable                                                                515,500                      360,300
 Due to affiliates                                                             1,028,800                    1,470,800
                                                                              ----------                   ----------
 TOTAL LIABILITIES                                                             3,487,100                    3,098,900
                                                                              ----------                   ----------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
 General partner                                                                 (69,000)                     (59,200)
 Limited partners                                                                435,300                    1,402,100
                                                                              ----------                   ----------
 TOTAL PARTNERSHIP CAPITAL                                                       366,300                    1,342,900
                                                                              ----------                   ----------
                                                                              $3,853,400                   $4,441,800
                                                                              ==========                   ==========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =======================================

                                                                                              Unaudited
                                                                                 ------------------------------------
                                                                                         Three months ended
                                                                                             September 30,
                                                                                 ------------------------------------
                                                                                    1995                      1996
                                                                                 ----------                ----------
 REVENUES                                                                        $1,252,400                $1,318,300
                                                                                 ----------                ----------
 OPERATING EXPENSES:
   Service costs                                                                    443,400                   483,200
   General and administrative expenses                                              159,600                   201,500
   General Partner management fees
     and reimbursed expenses                                                        154,800                   140,000
   Depreciation and amortization                                                    284,700                   132,700
                                                                                 ----------                ----------

                                                                                  1,042,500                   957,400
                                                                                 ----------                ----------

 OPERATING INCOME                                                                   209,900                   360,900
                                                                                 ----------                ----------

 OTHER INCOME (EXPENSE):
   Interest income                                                                   14,400                     9,000
   Interest expense                                                                 (66,700)                  (44,900)
   Gain on sale of cable assets                                                          -                        100
                                                                                 ----------                ----------

                                                                                    (52,300)                  (35,800)
                                                                                 ----------                ----------
 NET INCOME                                                                      $  157,600                $  325,100
                                                                                 ==========                ==========

 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                          $     5.21                $    10.75
                                                                                 ==========                ==========
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                   29,940                    29,940
                                                                                 ==========                ==========





           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =======================================


                                                                                             Unaudited
                                                                                 ----------------------------------
                                                                                          Nine months ended
                                                                                            September 30,
                                                                                 ----------------------------------
                                                                                    1995                    1996
                                                                                 ----------              ----------
 REVENUES                                                                        $3,662,400              $3,858,400
                                                                                 ----------              ----------
 OPERATING EXPENSES:
 Service costs                                                                    1,338,700               1,373,700
 General and administrative expenses                                                444,900                 546,600
 General Partner management fees
   and reimbursed expenses                                                          435,900                 412,200
 Depreciation and amortization                                                      891,700                 435,000
                                                                                 ----------              ----------

                                                                                  3,111,200               2,767,500
                                                                                 ----------              ----------

 OPERATING INCOME                                                                   551,200               1,090,900
                                                                                 ----------              ----------

 OTHER INCOME (EXPENSE):
 Interest income                                                                     39,600                  31,900
 Interest expense                                                                  (208,200)               (146,300)
 Gain on sale of cable assets                                                            -                      100
                                                                                 ----------              ----------

                                                                                   (168,600)               (114,300)
                                                                                 ----------              ----------

 NET INCOME                                                                      $  382,600              $  976,600
                                                                                 ==========              ==========

 NET INCOME PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                                                            $    12.65              $    32.29
                                                                                 ==========              ==========
 AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING PERIOD                                                     29,940                  29,940
                                                                                 ==========              ==========





           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                    =======================================

                                                                                            Unaudited
                                                                              ------------------------------------
                                                                                        Nine months ended
                                                                                          September 30,
                                                                              ------------------------------------
                                                                                 1995                      1996
                                                                              ----------               -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  382,600               $   976,600
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                              891,700                   435,000
      Amortization of deferred loan costs                                          2,000                     9,200
      Gain on sale of cable assets                                                     -                      (100)
      Increase (decrease) from changes in:
       Accounts receivable, prepaid expenses
         and other assets                                                        (64,700)                   (9,400)
       Accounts payable and due to affiliates                                    699,300                   286,700
       Cable materials, equipment and supplies                                    (4,700)                        -
                                                                              ----------               -----------

       Net cash provided by operating activities                               1,906,200                 1,698,000
                                                                              ----------               -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (925,300)               (1,006,800)
   Increase in intangible assets                                                 (27,300)                  (19,300)
   Proceeds from sale of cable assets                                                  -                       100
                                                                              ----------               -----------

       Net cash used in investing activities                                    (952,600)               (1,026,000)
                                                                              ----------               -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                            (618,200)                 (675,000)
   Deferred loan costs                                                           (31,400)                  (25,700)
                                                                              ----------               -----------

       Net cash used in financing activities                                    (649,600)                 (700,700)
                                                                              ----------               -----------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                   304,000                   (28,700)

 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      1,169,700                   935,300
                                                                              ----------               -----------
 CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                           $1,473,700               $   906,600
                                                                              ==========               ===========





           See accompanying notes to condensed financial statements.

                   ENSTAR INCOME PROGRAM 1984-1, L.P.

                NOTES TO CONDENSED FINANCIAL STATEMENTS

              ===========================================


1.               INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

2.               TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $65,900 and $192,900 for the three and nine months ended September 30, 1996.

                 In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $74,100 and $219,300 for the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

                 The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $17,200 and $86,300 in the three and nine months ended September 30, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                 Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $307,700 and $870,100 for programming services for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                  ===========================================



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

RESULTS OF OPERATIONS

                 The Partnership's revenues increased from $1,252,400 to $1,318,300, or by 5.3%, and from $3,662,400 to $3,858,400, or by 5.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $65,900 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $45,300 was due to increases in regulated service rates that were implemented by the Partnership in the third quarter of 1995 and in the second quarter of 1996, $38,400 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $7,800 was due to increases in advertising sales. These increases were partially offset by a decrease of $25,600 due to a decrease in the number of subscriptions for premium services. Of the $196,000 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $99,900 was due to increases in regulated service rates that were implemented by the Partnership in the second and third quarters of 1995 and in the second quarter of 1996, $39,600 was due to increases in other revenue producing items consisting primarily of advertising sales, $38,500 due to the restructuring of The Disney Channel discussed above and $18,100 was due to an increase

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)


in the number of subscriptions for basic services. As of September 30, 1996, the Partnership had approximately 12,400 homes subscribing to cable service and 6,600 premium service units.

                 Service costs increased from $443,400 to $483,200, or by 9.0%, and from $1,338,700 to $1,373,700, or by 2.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $39,800 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $25,700 was due to an increase in copyright fees due to changes in filing requirements, $23,900 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $10,300 was due to an increase in personnel costs and $8,500 was due to an increase in repair and maintenance expense. These increases were partially offset by an increase of $18,200 in capitalization of labor and overhead expense due to a greater number of capital projects during the quarter ended September 30, 1996 and a $10,900 decrease in pole rent expense. Of the $35,000 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $40,800 was due to an increase in personnel costs, $39,900 was due an increase in copyright fees due to changes in filing requirements and $30,900 was due to an increase in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by an increase of $62,300 in capitalization of labor and overhead expense due to a greater number of capital projects during the nine months ended September 30, 1996 and a $17,800 decrease in pole rent expense. The increases in programming fees during the three and nine months ended September 30, 1996 included an $11,000 increase related to the restructuring of The Disney Channel discussed above.

                 General and administrative expenses increased from $159,600 to $201,500, or by 26.3%, and from $444,900 to $546,600, or by 22.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $41,900 increase for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $34,100 was due to an increase in marketing expense and $15,700 was due to an increase in personnel costs, $6,500 was due to an increase in customer billing expense and $4,800 was due to an increase in postage and messenger expense. These increases were partially offset by a net decrease of $22,700 in expenses incurred in 1995 related to the attempted sale of the Snow Hill system. Of the $101,700 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $32,200 was due to an increase in bad debt expense, $29,800 was due to an increase in personnel costs, $27,500 was due to expenses allocated by affiliates of the General Partner that provide system operating management services to the Partnership, $24,200 was due to an increase in marketing expense, $18,000 was due to an increase in business tax expense, $6,900 was due to an increase in customer billing expense and $6,000 was due to increases in postage expense. These increases were partially offset by a decrease of $41,500 due to expenses in 1995 related to the attempted sale of the Snow Hill system.

                 Management fees and reimbursed expenses decreased from $154,800 to $140,000, or by 9.6%, and from $435,900 to $412,200, or by 5.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Reimbursable expenses decreased by $18,100 and $33,500 for the three and nine months ended September 30, 1996 from the comparable periods in 1995, primarily due to lower allocated personnel costs and marketing expense. As described above, affiliates of

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

RESULTS OF OPERATIONS (CONCLUDED)



the General Partner now provide certain system operating management services to the Partnership that were provided by the General Partner prior to 1996. Management fees increased by $3,300 and $9,800 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                 Depreciation and amortization expense decreased from $284,700 to $132,700, or by 53.4%, and from $891,700 to $435,000, or by 51.2%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the effect of certain plant assets becoming fully depreciated.

                 Operating income increased from $209,900 to $360,900 and from $551,200 to $1,090,900 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

                 Interest income decreased from $14,400 to $9,000, or by 37.5%, and from $39,600 to $31,900, or by 19.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to lower interest rates earned on invested funds and lower cash balances available for investment.

                 Interest expense decreased from $66,700 to $44,900, or by 32.7%, and from $208,200 to $146,300, or by 29.7%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to lower average borrowings of $1,527,100 and $1,730,100 for the three and nine months ended September 30, 1996 versus $2,448,500 and $2,647,700 for the corresponding 1995 periods.

                 Due to the factors described above, the Partnership's net income increased from $157,600 to $325,100 and from $382,600 to $976,600 for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

                 The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

                 The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital expenditure requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems, and are projected to be $1.4 million for 1996, excluding any rebuilds. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

require aggregate capital expenditures of approximately $7.5 million, although the majority of the total is not planned to be spent until 1997 and 1998. Due to the fact that the Partnership is currently not able to incur additional borrowings under its note payable, there can be no assurance that the Partnership's cash flow will be adequate to meet its liquidity requirements, including necessary capital expenditures. As a result, the Partnership will likely seek additional sources of borrowed funds in the future, if such borrowings are available on terms acceptable to the Partnership, of which there can be no assurance.

                 In March 1996, the Partnership reached an agreement with its lender to extend the maturity of its existing note payable to December 31, 1997. The terms and conditions of the new note agreement are substantially the same as the previous agreement. The Partnership is required to continue to make quarterly payments of interest together with principal payments of $225,000 through December 31, 1996, and quarterly installments of $250,000 through September 30, 1997, with a final installment of $292,814 due on December 31, 1997. In addition, the amended note no longer limits the amount the Partnership can pay in cash to the General Partner for current management fees and reimbursed expenses, but continues to prohibit the payment of any previously deferred fees and reimbursed expenses. Any payment of previously deferred fees, which as of September 30, 1996 totaled an aggregate of $1,081,300, will continue to be deferred until the note payable is repaid and this restriction is removed at which time the Partnership will repay such deferred amounts provided there is adequate liquidity at that time. A fee of $25,000 was paid to the bank in conjunction with this extension. The Partnership obtained an amendment to its term loan agreement on October 31, 1996 which increases the limitation on capital expenditures in 1996 from $1,000,000 to $1,500,000. The Partnership paid a fee of $5,000 for the amendment. The Partnership made its scheduled 1996 principal repayments of $225,000 under the amended agreement on April 1, 1996, on July 16, 1996 and on September 30, 1996.

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 Operating activities provided $208,200 less cash in the nine months ended September 30, 1996 than in the comparable 1995 period. Changes in accounts payable and due to affiliates used $412,600 more cash during the first nine months of 1996 than in the comparable 1995 period due to an increase in the payment of amounts owed to the General Partner and third party creditors. Decreases in accounts receivable, prepaid expenses and other assets provided $60,000 more cash. Partnership operations generated $144,400 more cash after adding back non-cash depreciation and amortization charges and deducting recognized gain on sale of cable assets.

                 The Partnership used $73,400 more cash in investing activities during the nine months ended June 30, 1996 than during the corresponding nine months in 1995 due to an $81,500 increase in capital expenditures, which was partially offset by an $8,000 decrease in expenditures for intangible assets. Financing activities used $51,100 more cash in 1996 due to a $56,800 increase in the repayment of

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



outstanding debt and a $5,700 reduction in the payment of deferred loan costs related to the Partnership's note payable.

                 Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 39.5% in the third quarter of 1995 to 37.4% in the third quarter of 1996. EBITDA increased from 39.4% during the first nine months of 1995 to 39.5% in the comparable 1996 period. The three months' decrease was caused primarily by higher marketing costs, programming fees and copyright fees. The nine months' increase was caused by higher revenues, greater capitalization of labor and overhead costs resulting from more construction projects in 1996 and by lower reimbursed expenses. EBITDA decreased from $494,600 to $493,600, or by less than one percent, during the three months ended September 30, 1996 compared to the corresponding period in 1995. EBITDA increased from $1,442,900 to $1,525,900, or by 5.8% during the first nine months of 1996 compared to the first nine months of 1995.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.





PART II.              OTHER INFORMATION


ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a) Exhibit 10.25 - Amendment No. 14 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Trust National Bank, dated October 31, 1996.

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



                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner





Date: November 12, 1996                By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number      Description
------      -----------
10.25       Amendment No. 14 to Revolving Credit and Term Loan Agreement dated
            April 10, 1985 between Enstar Income Program 1984-1 and Rhode
            Island Trust National Bank, dated March 27, 1996.