Form 10-Q
period 1997-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1997-08-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    --------------------

                         Commission File Number   0-13333
                                                -----------

Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Georgia                                   58-1581136
    ------------------------------                  ----------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification Number)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                90024
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                    ------------------


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

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                   ==========================================


                                                                         December 31,         June 30,
                                                                            1996*              1997
                                                                         ------------       -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                             $ 1,004,400        $   770,500

   Receivables, less allowance of $35,100 and
      $21,600 for possible losses                                            187,100            186,200

   Prepaid expenses and other assets                                         129,600            137,400

   Property, plant and equipment, less accumulated
      depreciation and amortization of $10,104,300 and $10,344,300         3,158,800          3,193,900

   Franchise cost, net of accumulated
      amortization of $214,300 and $225,800                                   76,800             66,100

   Deferred loan costs and other charges, net                                 48,500             24,100
                                                                         -----------        -----------

                                                                         $ 4,605,200        $ 4,378,200
                                                                         ===========        ===========

                                  LIABILITIES AND PARTNERSHIP CAPITAL
                                  -----------------------------------

LIABILITIES:
   Accounts payable                                                      $   448,700        $   530,700
   Due to affiliates                                                       1,393,800          1,481,800
   Note payable                                                            1,042,800               --
                                                                         -----------        -----------

          TOTAL LIABILITIES                                                2,885,300          2,012,500
                                                                         -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                           (55,500)           (49,000)
   Limited partners                                                        1,775,400          2,414,700
                                                                         -----------        -----------

          TOTAL PARTNERSHIP CAPITAL                                        1,719,900          2,365,700
                                                                         -----------        -----------

                                                                         $ 4,605,200        $ 4,378,200
                                                                         ===========        ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================


                                                          Unaudited
                                               ------------------------------
                                                     Three months ended
                                                          June 30,
                                               ------------------------------
                                                  1996               1997
                                               -----------        -----------
REVENUES                                       $ 1,276,600        $ 1,331,700
                                               -----------        -----------

OPERATING EXPENSES:
   Service costs                                   426,100            484,200
   General and administrative expenses             179,700            265,200
   General Partner management fees
      and reimbursed expenses                      142,400            142,300
   Depreciation and amortization                   135,600            139,800
                                               -----------        -----------

                                                   883,800          1,031,500
                                               -----------        -----------

OPERATING INCOME                                   392,800            300,200
                                               -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                  12,400              7,500
   Interest expense                                (49,400)           (45,900)
                                               -----------        -----------

                                                   (37,000)           (38,400)
                                               -----------        -----------

NET INCOME                                     $   355,800        $   261,800
                                               ===========        ===========

Net income allocated to General Partner        $     3,600        $     2,600
                                               ===========        ===========

Net income allocated to Limited Partners       $   352,200        $   259,200
                                               ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $     11.76        $      8.66
                                               ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                  29,940             29,940
                                               ===========        ===========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================


                                                          Unaudited
                                               ------------------------------
                                                      Six months ended
                                                          June 30,
                                               ------------------------------
                                                  1996               1997
                                               -----------        -----------

REVENUES                                       $ 2,540,100        $ 2,700,600
                                               -----------        -----------

OPERATING EXPENSES:
   Service costs                                   890,500            979,400
   General and administrative expenses             345,100            462,500
   General Partner management fees
      and reimbursed expenses                      272,200            280,800
   Depreciation and amortization                   302,300            276,300
                                               -----------        -----------

                                                 1,810,100          1,999,000
                                               -----------        -----------

OPERATING INCOME                                   730,000            701,600
                                               -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                  22,900             19,100
   Interest expense                               (101,400)           (74,900)
                                               -----------        -----------

                                                   (78,500)           (55,800)
                                               -----------        -----------

NET INCOME                                     $   651,500        $   645,800
                                               ===========        ===========

Net income allocated to General Partner        $     6,500        $     6,500
                                               ===========        ===========

Net income allocated to Limited Partners       $   645,000        $   639,300
                                               ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $     21.54        $     21.35
                                               ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                  29,940             29,940
                                               ===========        ===========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                   ==========================================


                                                                                 Unaudited
                                                                      ------------------------------
                                                                             Six months ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                         1996                1997
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   651,500        $   645,800
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                      302,300            276,300
       Amortization of deferred loan costs                                  4,500             44,500
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets            39,800             (6,900)
         Accounts payable                                                (114,900)            82,000
                                                                      -----------        -----------

             Net cash provided by operating activities                    883,200          1,041,700
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (648,300)          (295,900)
   Increase in intangible assets                                          (15,500)           (24,900)
                                                                      -----------        -----------

             Net cash used in investing activities                       (663,800)          (320,800)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                      120,900             88,000
   Repayment of debt                                                     (225,000)        (1,042,800)
   Deferred loan costs                                                    (25,300)              --
                                                                      -----------        -----------

             Net cash used in financing activities                       (129,400)          (954,800)
                                                                      -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             90,000           (233,900)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 935,300          1,004,400
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $ 1,025,300        $   770,500
                                                                      ===========        ===========


            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $66,600 and $135,000 for the three and six months ended June 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $75,700 and $145,800 for the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         Payments of management fees and reimbursed expenses were deferred in 1994, 1995 and 1996 pursuant to restrictions in the note payable agreement. The cumulative amount deferred as of June 30, 1997 was approximately $1,081,300. On May 2, 1997, the Partnership prepaid its remaining note payable balance, thereby removing the restrictions imposed by the credit agreement. In order to preserve liquidity the Partnership does not currently intend to pay the deferred management fees and reimbursed expenses, but instead expects to use proceeds from possible future borrowings to satisfy a portion of this obligation. See
Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                 ===============================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $28,100 and $55,400 in the three and six months ended June 30, 1997. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $304,700 and $608,200 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $1,276,600 to $1,331,700, or by 4.3%, and from $2,540,100 to $2,700,600, or by 6.3%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $55,100 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $76,600 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $35,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $3,700 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $60,200 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $160,500 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $194,200 was due to increases in regulated service rates, $68,400 was due to the restructuring of The Disney Channel and $7,000 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $109,100 due to decreases in the number of subscriptions for basic, premium and tier services. As of June 30, 1997, the Partnership had approximately 11,500 homes subscribing to cable service and 5,700 premium service units.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         Service costs increased from $426,100 to $484,200, or by 13.6%, and from $890,500 to $979,400, or by 10.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming, copyright and franchise fees accounted for the majority of the increase in both periods. The increase for the three months was also due to decreased capitalization of labor and overhead costs resulting from reduced construction activity in the Partnership's North Carolina cable system. The increase in programming fees was due to increases in rates charged by program suppliers. Increases in copyright and franchise fees resulted from increased revenues as described above.

         General and administrative expenses increased from $179,700 to $265,200, or by 47.6%, and from $345,100 to $462,500, or by 34.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increases were primarily due to increases in bad debt expense and marketing expense.

         Management fees and reimbursed expenses remained relatively unchanged, decreasing from $142,400 to $142,300 for the quarter ended June 30, 1997, and increased from $272,200 to $280,800, or by 3.2%, for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased for the quarter ended June 30, 1997 due to lower allocated telephone and marketing expenses and increased for the six months ended June 30, 1997 primarily due to higher allocated personnel costs.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 41.4% to 33.0% and from 40.6% to 36.2% during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decreases were primarily due to higher bad debt and marketing expenses. EBITDA decreased from $528,400 to $440,000, or by 16.7%, and from $1,032,300 to $977,900, or by
5.3%, during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $135,600 to $139,800, or by 3.1%, for the quarter ended June 30, 1997 and decreased from $302,300 to $276,300, or by 8.6%, for six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase for three months was primarily due to asset additions while the six months' decrease was due to the effect of certain plant assets becoming fully depreciated in April 1996.

         Operating income decreased from $392,800 to $300,200, or by 23.6%, and from $730,000 to $701,600, or by 3.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increases in bad debt and marketing expenses as described above.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest income decreased from $12,400 to $7,500, or by 39.5%, and from $22,900 to $19,100, or by 16.6%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to lower average cash balances available for investment resulting from greater debt service payments in 1997.

         Interest expense decreased from $49,400 to $45,900, or by 7.1%, and from $101,400 to $74,900, or by 26.1%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to the repayment of the Partnership's note payable in May 1997. The Partnership fully amortized the related deferred loan costs to interest expense in the quarter ended June 30, 1997.

         Due to the factors described above, the Partnership's net income decreased from $355,800 to $261,800, or by 26.4%, and from $651,500 to $645,800
(less than one percent) for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems and are projected to be approximately $715,000 for 1997. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.5 million, although the majority of the total is not planned to be spent until 1998. Funding rebuild capital expenditures will require the Partnership to obtain new financing.

         In an effort to obtain the necessary capital, the General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a bank facility for the Partnership. These discussions have to date not been successful. The General Partner has generally been advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the General Partner. Such funds would be used to repay existing bank obligations and other liabilities of such partnerships and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, the General Partner believes that this structure, if implemented, will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The General Partner has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

a definitive credit agreement has not been executed as of the date of this Report. The General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Partnership if the Partnership needs to borrow to meet its liquidity requirements.

         On March 7, 1997, the Partnership prepaid $500,000 of its note payable balance. On April 9, 1997, the Partnership made a scheduled principal repayment of $250,000 on the note payable, and on May 2, 1997, the Partnership prepaid the remaining balance of $292,800 and the related accrued interest. On March 27, 1996, the note payable, which until that date had restricted the payment of management fees and reimbursed expenses to the Manager, was amended to permit the current payment of management fees and reimbursed expenses (but not deferred management fees and reimbursed expenses). As of June 30, 1997, deferred management fees and reimbursed expenses totaled an aggregate of $1,081,300. In order to preserve liquidity, the Partnership does not currently intend to pay the deferred management fees and reimbursed expenses, but instead expects to utilize proceeds from possible future borrowings to satisfy a portion of this obligation.

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

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Operating activities provided $158,500 more cash in the six months ended June 30, 1997 than in the corresponding period in 1996. The Partnership used $196,900 less cash to pay liabilities owed to third-party creditors resulting from differences in the timing of payments. Cash generated by Partnership operations increased by $8,300 after adding back non-cash depreciation and amortization charges. Changes in accounts receivable, prepaid expenses and other assets used $46,700 more cash in the first six months of 1997 due to differences in the timing of receivable collections and the payment of prepaid expenses.

         The Partnership used $343,000 less cash in investing activities in the six months ended June 30, 1997 than in the corresponding six months of 1996, due to a $352,400 decrease in expenditures for tangible assets, partially offset by a $9,400 increase in expenditures for intangible assets. Financing activities used $825,400 more cash in the first six months of 1997 than in the comparable 1996 period. The Partnership used $817,800 more cash to repay debt in the 1997 period and used $32,900 more cash to pay its liabilities to affiliates. In the first six months of 1996, the Partnership used $25,300 more cash than in the comparable 1997 period for the payment of deferred loan costs related to a 1996 loan amendment.

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



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner




Date:  August 13, 1997                  By:    /s/ Michael K. Menerey
                                            ----------------------------------
                                            Michael K. Menerey,
                                            Chief Financial Officer