Form 10-Q
period 1997-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1997-11-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               ---------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________________

                            Commission File Number   0-13333
                                                   -----------
Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1581136
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                    90024
---------------------------------------                   ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
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


                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                   ===========================================

                                                                         December 31,       September 30,
                                                                             1996*              1997
                                                                         -----------         -----------
                                                                                             (Unaudited)
ASSETS:
  Cash and cash equivalents                                              $ 1,004,400         $   482,700

  Receivables, less allowance of $35,100 and
     $19,000 for possible losses                                             187,100             100,200

  Prepaid expenses and other assets                                          129,600             145,700

  Property, plant and equipment, less accumulated
     depreciation and amortization of $10,104,300 and $10,461,600          3,158,800           3,316,300

  Franchise cost, net of accumulated
     amortization of $214,300 and $230,000                                    76,800              61,900

  Deferred loan costs and other charges, net                                  48,500             127,900
                                                                         -----------         -----------

                                                                         $ 4,605,200         $ 4,234,700
                                                                         ===========         ===========

                                 LIABILITIES AND PARTNERSHIP CAPITAL
                                 -----------------------------------

LIABILITIES:
  Accounts payable                                                       $   448,700         $   445,100
  Due to affiliates                                                        1,393,800             863,700
  Note payable                                                             1,042,800              --
  Note payable - affiliate                                                    --                 250,000
                                                                         -----------         -----------

         TOTAL LIABILITIES                                                 2,885,300           1,558,800
                                                                         -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partner                                                            (55,500)            (45,900)
  Limited partners                                                         1,775,400           2,721,800
                                                                         -----------         -----------

         TOTAL PARTNERSHIP CAPITAL                                         1,719,900           2,675,900
                                                                         -----------         -----------

                                                                         $ 4,605,200         $ 4,234,700
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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================

                                                           Unaudited
                                                -------------------------------
                                                      Three months ended
                                                         September 30,
                                                -------------------------------
                                                    1996                1997
                                                -----------         -----------

REVENUES                                        $ 1,318,300         $ 1,339,500
                                                -----------         -----------

OPERATING EXPENSES:
  Service costs                                     483,200             519,800
  General and administrative expenses               201,500             230,400
  General Partner management fees
     and reimbursed expenses                        140,000             139,000
  Depreciation and amortization                     132,700             144,900
                                                -----------         -----------

                                                    957,400           1,034,100
                                                -----------         -----------

OPERATING INCOME                                    360,900             305,400
                                                -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                     9,000               9,700
  Interest expense                                  (44,900)             (4,900)
  Gain on sale of cable assets                          100                  --
                                                -----------         -----------

                                                    (35,800)              4,800
                                                -----------         -----------

NET INCOME                                      $   325,100         $   310,200
                                                ===========         ===========

Net income allocated to General Partner         $     3,300         $     3,100
                                                ===========         ===========

Net income allocated to Limited Partners        $   321,800         $   307,100
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     10.75         $     10.26
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,940              29,940
                                                ===========         ===========



            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ==========================================


                                                           Unaudited
                                                -------------------------------
                                                       Nine months ended
                                                         September 30,
                                                -------------------------------
                                                    1996                1997
                                                -----------         -----------
REVENUES                                        $ 3,858,400         $ 4,040,100
                                                -----------         -----------

OPERATING EXPENSES:
  Service costs                                   1,373,700           1,499,200
  General and administrative expenses               546,600             692,900
  General Partner management fees
     and reimbursed expenses                        412,200             419,800
  Depreciation and amortization                     435,000             421,200
                                                -----------         -----------

                                                  2,767,500           3,033,100
                                                -----------         -----------

OPERATING INCOME                                  1,090,900           1,007,000
                                                -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                    31,900              28,800
  Interest expense                                 (146,300)            (79,800)
  Gain on sale of cable assets                          100                  --
                                                -----------         -----------

                                                   (114,300)            (51,000)
                                                -----------         -----------

NET INCOME                                      $   976,600         $   956,000
                                                ===========         ===========

Net income allocated to General Partner         $     9,800         $     9,600
                                                ===========         ===========

Net income allocated to Limited Partners        $   966,800         $   946,400
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     32.29         $     31.61
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,940              29,940
                                                ===========         ===========




            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                   ==========================================


                                                                         Unaudited
                                                              -------------------------------
                                                                    Nine months ended
                                                                        September 30,
                                                              -------------------------------
                                                                  1996               1997
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   976,600         $   956,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                               435,000             421,200
      Amortization of deferred loan costs                           9,200              43,500
      Gain on sale of cable assets                                   (100)                 --
      Increase (decrease) from changes in:
        Receivables, prepaid expenses and other assets             (9,400)             70,800
        Accounts payable                                         (155,300)             (3,600)
                                                              -----------         -----------

          Net cash provided by operating activities             1,256,000           1,487,900
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (1,006,800)           (553,800)
  Increase in intangible assets                                   (19,300)            (29,600)
  Proceeds from sale of cable assets                                  100                  --
                                                              -----------         -----------

          Net cash used in investing activities                (1,026,000)           (583,400)
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to affiliates                                               442,000            (530,100)
  Repayment of debt                                              (675,000)         (1,042,800)
  Borrowings from note payable - affiliate                             --             250,000
  Deferred loan costs                                             (25,700)           (103,300)
                                                              -----------         -----------

          Net cash used in financing activities                  (258,700)         (1,426,200)
                                                              -----------         -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (28,700)           (521,700)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                         935,300           1,004,400
                                                              -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                           $   906,600         $   482,700
                                                              ===========         ===========



            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ==========================================


1.         INTERIM FINANCIAL STATEMENTS

           The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $67,000 and $202,000 for the three and nine months ended September 30, 1997.

           In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $72,000 and $217,800 for the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

           Payments of management fees and reimbursed expenses were deferred in 1994, 1995 and 1996 pursuant to restrictions in the note payable agreement. The cumulative amount deferred was approximately $1,081,300. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $619,000 of previously deferred management fees and reimbursed expenses. The remainder of these deferred amounts was contributed as an equity contribution by the General Partner to Enstar Finance Company, LLC, a subsidiary of the General Partner. See Note 3 and Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ==========================================


2.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

           The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $23,200 and $78,600 in the three and nine months ended September 30, 1997. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

           Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $301,500 and $909,700 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

3.         NOTE PAYABLE

           On September 30, 1997, the Partnership completed new financing arrangements with a subsidiary of the General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the General Partner. The Partnership entered into a loan agreement with EFC for a loan facility (the "Facility") of $7,481,700 of which $250,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay $619,000 of previously deferred management fees and reimbursed expenses due the General Partner.

           The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. At closing, the Partnership paid to EFC a $76,100 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                   ==========================================


3.         NOTE PAYABLE (CONTINUED)

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, partner distributions, acquisitions and other covenants, defaults and conditions. The General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

           The General Partner contributed $462,300 of its receivable balance due from the Partnership for deferred management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership.

4.         EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

5.         RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

           The Partnership's revenues increased from $1,318,300 to $1,339,500, or by 1.6%, and from $3,858,400 to $4,040,100, or by 4.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $21,200 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $95,700 was due to increases in regulated service rates that were implemented by the Partnership in the fourth quarter of 1996 and the third quarter of 1997 and $9,900 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $84,400 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $181,700 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $291,700 was due to increases in regulated service rates, $70,500 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $16,900 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $197,400 due to decreases in the number of subscriptions for basic, premium and tier services. As of September 30, 1997, the Partnership had approximately 11,300 homes subscribing to cable service and 5,500 premium service units.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

           Service costs increased from $483,200 to $519,800, or by 7.6%, and from $1,373,700 to $1,499,200, or by 9.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase for the quarter was principally due to decreased capitalization of labor and overhead costs resulting from reduced construction activity in the Partnership's North Carolina cable system. The increase for the nine months was due to decreased capitalization of labor and overhead costs, and increases in copyright, programming and franchise fees. The increase in programming fees was due to increases in rates charged by program suppliers. Increases in copyright and franchise fees resulted from increased revenues as described above.

           General and administrative expenses increased from $201,500 to $230,400, or by 14.3%, and from $546,600 to $692,900, or by 26.8%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increases were primarily due to bad debt expense which increased by $47,700 and $128,600 for the three and nine months ended September 30, 1997 as compared with the corresponding periods in 1996.

           Management fees and reimbursed expenses remained relatively unchanged, decreasing from $140,000 to $139,000, or by less than one percent, for the quarter ended September 30, 1997, and increased from $412,200 to $419,800, or by 1.8%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses, which decreased due to lower allocated telephone and marketing expenses, partially offset the increases in management fees.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 37.4% to 33.6% and from 39.5% to 35.4% during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decreases were primarily due to higher bad debt expense as described above. EBITDA decreased from $493,600 to $450,300, or by 8.8%, and from $1,525,900 to $1,428,200, or by 6.4%, during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense increased from $132,700 to $144,900, or by 9.2%, for the quarter ended September 30, 1997, and decreased from $435,000 to $421,200, or by 3.2%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for three months was primarily due to asset additions while the nine months' decrease was due to the effect of certain plant assets becoming fully depreciated in April 1996.

           Operating income decreased from $360,900 to $305,400, or by 15.4%, and from $1,090,900 to $1,007,000, or by 7.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to increases in bad debt expense as described above.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

           Interest income increased from $9,000 to $9,700, or by 7.8%, and decreased from $31,900 to $28,800, or by 9.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the quarter was the result of a change in investment policy that yielded a greater return on invested cash. The nine months' decrease was due to lower average cash balances available for investment resulting from greater debt service payments in 1997.

           Interest expense decreased from $44,900 to $4,900, or by 89.1%, and from $146,300 to $79,800, or by 45.5%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to the repayment of the Partnership's previous note payable in May 1997. The Partnership fully amortized to interest expense the remaining $32,300 of related deferred loan costs in June 1997.

           Due to the factors described above, the Partnership's net income decreased from $325,100 to $310,200, or by 4.6%, and from $976,600 to $956,000, or by 2.1% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems and are projected to be approximately $800,000 for 1997. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.5 million, although the majority of the total is not planned to be spent until 1998 or later.

           In an effort to obtain the necessary capital, the General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a bank facility for the Partnership. These discussions were not successful. The General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the General Partner and an affiliated partnership formed EFC. On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the General Partner. The Partnership entered into a loan agreement with EFC for a loan facility of $7,481,700 of which $250,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay deferred management fees and reimbursed expenses due the General Partner. The Partnership's management expects to increase borrowings in the future to meet rebuild and other liquidity requirements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

        Based on discussions with prospective lenders, the General Partner believes that this structure provides capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Advances by EFC under its partnership loan agreements are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under its loan agreement. Such prepayments permanently reduce the maximum commitment under the loan agreement. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Partnership paid to EFC a $76,100 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

        On May 2, 1997, the Partnership prepaid the remaining balance of $292,800 of its previous note payable and the related accrued interest. On March 27, 1996, the note payable, which until that date had restricted the payment of management fees and reimbursed expenses to the Manager, was amended to permit the current payment of management fees and reimbursed expenses (but not deferred management fees and reimbursed expenses). The cumulative amount deferred was $1,081,300. The General Partner contributed $462,300 of this receivable balance as part of a $1,000,000 equity contribution to EFC. As a result, this balance was not repaid and remains an outstanding obligation of the Partnership. The Partnership's remaining past due fees and expenses of $619,000 were paid to the General Partner by the Partnership on September 30, 1997 with available cash and funds borrowed from EFC.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

           The Facility restricts the payment of distributions to partners if an event of default exists. Due to the rebuild program discussed above, management believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           Operating activities provided $231,900 more cash in the nine months ended September 30, 1997 than in the corresponding period in 1996. The Partnership used $151,700 less cash to pay liabilities owed to third-party creditors resulting from differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $80,200 less cash in the first nine months of 1997 due to differences in the timing of receivable collections and the payment of prepaid expenses.

           The Partnership used $442,600 less cash in investing activities in the nine months ended September 30, 1997 than in the corresponding nine months of 1996, due to a $453,000 decrease in expenditures for tangible assets, partially offset by a $10,300 increase in spending for intangible assets. Financing activities used $1,167,500 more cash in the first nine months of 1997 than in the comparable 1996 period. The Partnership used $972,100 more cash to pay its liabilities to affiliates, $367,800 more cash to repay debt and $77,600 more cash for the payment of deferred loan costs related to its new Facility. Borrowings from the new Facility provided $250,000.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

PART II.  OTHER INFORMATION


ITEMS 1-5.              Not applicable.

ITEM 6.                 Exhibits and Reports on Form 8-K

                        (a) Exhibit 10.26 - Loan Agreement between Enstar Income Program 1984-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.

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



                                      By:  ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner






Date:  November 12, 1997              By:  /s/ Michael K. Menerey
                                           ---------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                                  EXHIBIT INDEX


Exhibit
Number                            Description

10.26 Loan Agreement between Enstar Income Program 1984-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.