Form 10-Q
period 1998-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1998-08-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                         Commission File Number   0-13333
                                                 ---------

                       Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                              58-1581136
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
---------------------------------------                   ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   -------------------


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


                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                   ===========================================


                                                                          December 31,         June 30,
                                                                              1997*              1998
                                                                          -----------         -----------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                              $   462,900         $   625,400

   Accounts receivable, less allowance of $28,000 and
      $7,400 for possible losses                                              107,500              79,800

   Insurance claim receivable                                                 399,700             392,400

   Prepaid expenses and other assets                                          135,800             160,700

   Property, plant and equipment, less accumulated
      depreciation and amortization of $10,477,900 and $10,765,000          3,387,200           3,522,000

   Franchise cost, net of accumulated
      amortization of $235,400 and $108,200                                    74,600              67,300

   Deferred loan costs and other charges, net                                 128,400             110,300
                                                                          -----------         -----------

                                                                          $ 4,696,100         $ 4,957,900
                                                                          ===========         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------
LIABILITIES:
   Accounts payable                                                       $   529,800         $   442,100
   Due to affiliates                                                          754,200             752,800
   Note payable - affiliate                                                   250,000               --
                                                                          -----------         -----------

          TOTAL LIABILITIES                                                 1,534,000           1,194,900
                                                                          -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                            (41,100)            (35,100)
   Limited partners                                                         3,203,200           3,798,100
                                                                          -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                         3,162,100           3,763,000
                                                                          -----------         -----------

                                                                          $ 4,696,100         $ 4,957,900
                                                                          ===========         ===========


               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ===========================================


                                                                Unaudited
                                                      -------------------------------
                                                             Three months ended
                                                                 June 30,
                                                      -------------------------------
                                                         1997                 1998
                                                      -----------         -----------
REVENUES                                              $ 1,331,700         $ 1,317,300
                                                      -----------         -----------

OPERATING EXPENSES:
   Service costs                                          484,200             466,500
   General and administrative expenses                    265,200             177,400
   General Partner management fees
      and reimbursed expenses                             142,300             169,500
   Depreciation and amortization                          139,800             182,400
                                                      -----------         -----------

                                                        1,031,500             995,800
                                                      -----------         -----------

OPERATING INCOME                                          300,200             321,500
                                                      -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                          7,500               7,300
   Interest expense                                       (45,900)            (28,000)
                                                      -----------         -----------

                                                          (38,400)            (20,700)
                                                      -----------         -----------

NET INCOME                                            $   261,800         $   300,800
                                                      ===========         ===========

Net income allocated to General Partner               $     2,600         $     3,000
                                                      ===========         ===========

Net income allocated to Limited Partners              $   259,200         $   297,800
                                                      ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $      8.66         $      9.95
                                                      ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                         29,940              29,940
                                                      ===========         ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                   ===========================================


                                                         Unaudited
                                                -------------------------------
                                                       Six months ended
                                                          June 30,
                                                -------------------------------
                                                   1997                 1998
                                                -----------         -----------
REVENUES                                        $ 2,700,600         $ 2,647,300
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    979,400             946,500
   General and administrative expenses              462,500             358,300
   General Partner management fees
      and reimbursed expenses                       280,800             337,000
   Depreciation and amortization                    276,300             360,800
                                                -----------         -----------

                                                  1,999,000           2,002,600
                                                -----------         -----------

OPERATING INCOME                                    701,600             644,700
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   19,100              11,800
   Interest expense                                 (74,900)            (55,600)
                                                -----------         -----------

                                                    (55,800)            (43,800)
                                                -----------         -----------

NET INCOME                                      $   645,800         $   600,900
                                                ===========         ===========

Net income allocated to General Partner         $     6,500         $     6,000
                                                ===========         ===========

Net income allocated to Limited Partners        $   639,300         $   594,900
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     21.35         $     19.87
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,940              29,940
                                                ===========         ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                   ===========================================


                                                                          Unaudited
                                                               -------------------------------
                                                                       Six months ended
                                                                           June 30,
                                                               -------------------------------
                                                                   1997               1998
                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   645,800         $   600,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                               276,300             360,800
       Amortization of deferred loan costs                          44,500              14,600
       Increase (decrease) from changes in:
         Receivables, prepaid expenses and other assets             (6,900)             10,100
         Accounts payable                                           82,000             (87,700)
                                                               -----------         -----------

             Net cash provided by operating activities           1,041,700             898,700
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (295,900)           (478,600)
   Increase in intangible assets                                   (24,900)             (2,200)
                                                               -----------         -----------

             Net cash used in investing activities                (320,800)           (480,800)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                88,000              (1,400)
   Repayment of debt                                            (1,042,800)           (250,000)
   Deferred loan costs                                              --                  (4,000)
                                                               -----------         -----------

             Net cash used in financing activities                (954,800)           (255,400)
                                                               -----------         -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (233,900)            162,500

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        1,004,400             462,900
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $   770,500         $   625,400
                                                               ===========         ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $65,900 and $132,400 for the three and six months ended June 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. The General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $103,600 and $204,600 for the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

         Payments of management fees and reimbursed expenses were deferred in prior years pursuant to restrictions in the Partnership's note payable agreement. The cumulative amount deferred was approximately $1,081,300. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $619,000 of previously deferred management fees and reimbursed expenses. The remainder of these deferred amounts, $462,300, was contributed as an equity contribution by the General Partner to Enstar Finance Company, LLC ("EFC"), a subsidiary of the General Partner, and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $9,400

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

and $17,700 in the three and six months ended June 30, 1998. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $286,400 and $577,700 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $1,331,700 to $1,317,300, or by 1.1%, and from $2,700,600 to $2,647,300, or by 2.0% for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $14,400 decrease in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $77,100 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $58,000 increase due to increases in regulated service rates that were implemented by the Partnership in 1997 and a $4,700 increase in other revenue producing items. Of the $53,300 decrease in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $163,000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $95,100 increase due to increases in regulated service rates that were implemented by the Partnership in 1997 and a $14,600 increase in other revenue producing items. As of June 30, 1998, the Partnership had approximately 11,100 basic subscribers and 4,500 premium service units.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         Service costs decreased from $484,200 to $466,500, or by 3.7%, and from $979,400 to $946,500, or by 3.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decreases were principally due to lower copyright fees and programming expense. Copyright fees decreased due to decreases in revenues as described above. Programming expense decreased as a result of decreases in the number of subscribers to certain premium channels.

         General and administrative expenses decreased from $265,200 to $177,400 or by 33.1%, and from $462,500 to $358,300, or by 22.5%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to reductions in bad debt expense and personnel costs. Personnel costs decreased primarily due to reduced expenses allocated by an affiliate of the General Partner that discontinued management of the Partnership's Tennessee operations in the fourth quarter of 1997. Such services are now being provided by the General Partner.

         Management fees and reimbursed expenses increased from $142,300 to $169,500, or by 19.1%, and from $280,800 to $337,000, or by 20.0%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased by $700 and $2,600 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, in direct relation to decreased revenues as described above. Reimbursed expenses allocated by the General Partner increased by $27,900 and $58,800 for the three and six month periods as a result of transferring system operating management of the Partnership's Tennessee systems from an affiliate to the General Partner.

         Depreciation and amortization expense increased from $139,800 to $182,400, or by 30.5%, and from $276,300 to $360,800, or by 30.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to asset additions.

         Operating income increased from $300,200 to $321,500, or by 7.1%, and decreased from $701,600 to $644,700, or by 8.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The three months' increase was primarily due to lower bad debt expense and copyright fees. The six months' decrease was principally the result of decreases in revenues and increases in depreciation and amortization expense and reimbursed expenses as described above.

         Interest income decreased from $7,500 to $7,300, or by 2.7%, and from $19,100 to $11,800, or by 38.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to lower cash balances available for investment.

         Interest expense decreased from $45,900 to $28,000, or by 39.0%, and from $74,900 to $55,600, or by 25.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, due to lower average borrowings and lower average interest rates in the 1998 periods.

         Due to the factors described above, the Partnership's net income increased from $261,800 to $300,800, or by 14.9%, and decreased from $645,800 to $600,900, or by 7.0%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.0% to 38.3% and from 36.2% to 38.0% during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreases in copyright fees and bad debt expense as described above. EBITDA increased from $440,000 to $503,900, or by 14.5%, and from $977,900 to $1,005,500, or by 2.8%, during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems and were $478,600 in the first six months of 1998. As of the date of this Report, substantially all of the available channel capacity in the Partnership's cable television systems is being utilized and each of such systems requires an upgrade. The entire upgrade program is presently estimated to require aggregate capital expenditures of approximately $8,000,000 and covers 12 franchise areas. These upgrades are currently required in five existing franchise agreements. The upgrades required by the five existing franchise agreements are estimated to cost approximately $3,400,000 and must be completed by December 2001 and February 2002.

         On September 30, 1997, the Partnership entered into a loan agreement with EFC for a revolving loan facility of $7,481,700 (the "Facility") of which $250,000 was advanced to the Partnership at closing. The Partnership prepaid its outstanding borrowings of $250,000 on June 22, 1998, although the Partnership's management expects to reborrow under the Facility in the future for the upgrade of the Partnership's systems.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at June 30, 1998.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

         In addition to evaluating internal systems, the Partnership is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership. There can be no assurance that the systems of other companies

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's business. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Operating activities provided $143,000 less cash in the six months ended June 30, 1998 than in the corresponding period in 1997. The Partnership used $169,600 more cash for accounts payable due to differences in timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $17,000 more cash in the first six months of 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

         The Partnership used $160,000 more cash in investing activities in the six months ended June 30, 1998 than in the corresponding period of 1997, due to a $182,700 increase in expenditures for tangible assets, partially offset by a $22,700 decrease in spending for intangible assets.

         Financing activities provided $699,400 more cash in the six months ended June 30, 1998 than in the comparable 1997 period. The Partnership used $792,800 less cash for the repayment of debt and $89,400 more cash to pay liabilities owed to the General Partner and other affiliates. The Partnership used $4,000 more cash for the payment of deferred loan costs in the 1998 period.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.28 - Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the Town of Grifton, North Carolina.

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  August 13, 1998                 By:    /s/ Michael K. Menerey
                                              ----------------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                                  EXHIBIT INDEX


Exhibit
Number                                    Description
10.28             Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the Town of Grifton, North
                  Carolina.