Form 10-Q
period 1998-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1998-11-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------      ---------------------

                         Commission File Number      0-13333
                                                  -------------

                       Enstar Income Program 1984-1, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                           58-1581136
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                  90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including
area code:                                       (310) 824-9990
                                            -----------------------


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

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                             ----------------------
                             ----------------------

                                                                       December 31,    September 30,
                                                                           1997*           1998
                                                                     ---------------  ---------------
                                                                                        (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   462,900      $  555,600

   Accounts receivable, less allowance of $28,000 and
      $9,900 for possible losses                                            107,500          92,900

   Insurance claim receivable                                               399,700         392,400

   Prepaid expenses and other assets                                        135,800         169,500

   Property, plant and equipment, less accumulated
      depreciation and amortization of $10,477,900 and $10,961,700        3,387,200       3,874,400

   Franchise cost, net of accumulated
      amortization of $235,400 and $111,300                                  74,600          64,200

   Deferred loan costs and other deferred charges, net                      128,400          99,600
                                                                       --------------    -----------

                                                                        $ 4,696,100      $5,248,600
                                                                       --------------    -----------
                                                                       --------------    -----------

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                     $   529,800      $  490,400
   Due to affiliates                                                        754,200         695,400
   Note payable - affiliate                                                 250,000               -
                                                                       --------------    -----------

          TOTAL LIABILITIES                                               1,534,000       1,185,800
                                                                       --------------    -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                          (41,100)        (32,100)
   Limited partners                                                       3,203,200       4,094,900
                                                                       --------------    -----------

          TOTAL PARTNERSHIP CAPITAL                                       3,162,100       4,062,800
                                                                       --------------    -----------

                                                                        $ 4,696,100      $5,248,600
                                                                       --------------    -----------
                                                                       --------------    -----------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                             ----------------------
                             ----------------------

                                                                       Unaudited
                                                         --------------------------------------
                                                                  Three months ended
                                                                     September 30,
                                                         --------------------------------------
                                                               1997                 1998
                                                         -----------------    -----------------
REVENUES                                                   $   1,339,500        $   1,295,500
                                                         -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                 519,800              456,200
   General and administrative expenses                           230,400              150,400
   General Partner management fees
      and reimbursed expenses                                    139,000              164,000
   Depreciation and amortization                                 144,900              181,900
                                                         -----------------    -----------------

                                                               1,034,100              952,500
                                                         -----------------    -----------------

OPERATING INCOME                                                 305,400              343,000
                                                         -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                 9,700                6,900
   Interest expense                                               (4,900)             (23,600)
   Loss from involuntary conversion of cable
     system assets                                                     -              (26,500)
                                                         -----------------    -----------------

                                                                   4,800              (43,200)
                                                         -----------------    -----------------

NET INCOME                                                 $     310,200        $     299,800
                                                         -----------------    -----------------
                                                         -----------------    -----------------

Net income allocated to General Partner                    $       3,100        $       3,000
                                                         -----------------    -----------------
                                                         -----------------    -----------------

Net income allocated to Limited Partners                   $     307,100        $     296,800
                                                         -----------------    -----------------
                                                         -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                    $       10.26        $        9.91
                                                         -----------------    -----------------
                                                         -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                29,940               29,940
                                                         -----------------    -----------------
                                                         -----------------    -----------------

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                             ----------------------
                             ----------------------

                                                                 Unaudited
                                                   --------------------------------------
                                                             Nine months ended
                                                               September 30,
                                                   --------------------------------------
                                                         1997                 1998
                                                   -----------------    -----------------
REVENUES                                             $   4,040,100        $   3,942,800
                                                   -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                         1,499,200            1,402,700
   General and administrative expenses                     692,900              508,700
   General Partner management fees
      and reimbursed expenses                              419,800              501,000
   Depreciation and amortization                           421,200              542,700
                                                   -----------------    -----------------

                                                         3,033,100            2,955,100
                                                   -----------------    -----------------

OPERATING INCOME                                         1,007,000              987,700
                                                   -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                          28,800               18,700
   Interest expense                                        (79,800)             (79,200)
   Loss from involuntary conversion of cable
     system assets                                               -              (26,500)
                                                   -----------------    -----------------

                                                           (51,000)             (87,000)
                                                   -----------------    -----------------

NET INCOME                                           $     956,000        $     900,700
                                                   -----------------    -----------------
                                                   -----------------    -----------------

Net income allocated to General Partner              $       9,600        $       9,000
                                                   -----------------    -----------------
                                                   -----------------    -----------------

Net income allocated to Limited Partners             $     946,400        $     891,700
                                                   -----------------    -----------------
                                                   -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $       31.61        $       29.78
                                                   -----------------    -----------------
                                                   -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          29,940               29,940
                                                   -----------------    -----------------
                                                   -----------------    -----------------

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                             ----------------------
                             ----------------------

                                                                                 Unaudited
                                                                   --------------------------------------
                                                                             Nine months ended
                                                                               September 30,
                                                                   --------------------------------------
                                                                         1997                 1998
                                                                   -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     956,000        $     900,700
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                       421,200              542,700
       Amortization of deferred loan costs                                  43,500               22,000
       Loss from involuntary conversion of cable system assets                   -               26,500
       Increase (decrease) from changes in:
         Receivables, prepaid expenses and other assets                     70,800              (11,800)
         Accounts payable                                                   (3,600)             (39,400)
                                                                   -----------------    -----------------

             Net cash provided by operating activities                   1,487,900            1,440,700
                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (553,800)          (1,032,200)
   Increase in intangible assets                                           (29,600)              (3,000)
                                                                   -----------------    -----------------

             Net cash used in investing activities                        (583,400)          (1,035,200)
                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                      (530,100)             (58,800)
   Repayment of debt                                                    (1,042,800)                   -
   Borrowings from affiliate                                               250,000             (250,000)
   Deferred loan costs                                                    (103,300)              (4,000)
                                                                   -----------------    -----------------

             Net cash used in financing activities                      (1,426,200)            (312,800)
                                                                   -----------------    -----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (521,700)              92,700

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                1,004,400              462,900
                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $     482,700        $     555,600
                                                                   -----------------    -----------------
                                                                   -----------------    -----------------

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $64,700 and $197,100 for the three and nine months ended September 30, 1998.

     In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. The General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $99,300 and $303,900 for the three and nine months ended September 30, 1998. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

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

     The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $2,000

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             ----------------------
                             ----------------------

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

and $19,700 in the three and nine months ended September 30, 1998. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charged the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $291,600 and $869,300 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

     The Partnership's revenues decreased from $1,339,500 to $1,295,500, or by 3.3%, and from $4,040,100 to $3,942,800, or by 2.4% for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $44,000 decrease in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $74,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $9,900 was due to other revenue producing items. The decrease was partially offset by a $40,200 increase due to increases in regulated service rates that were implemented by the Partnership in 1997. Of the $97,300 decrease in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $237,200 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $135,200 increase due to increases in regulated service rates that were implemented by the Partnership in 1997 and a $4,700 increase in other revenue producing items. As of September 30, 1998, the Partnership had approximately 11,100 basic subscribers and 4,500 premium service units.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

     Service costs decreased from $519,800 to $456,200, or by 12.2%, and from $1,499,200 to $1,402,700, or by 6.4%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The decreases were principally due to lower copyright and programming fees. Copyright fees decreased due to decreases in revenues and to the industry-wide change in status of one satellite service that resulted in lower fees. Programming fees decreased as a result of decreases in the number of subscribers to certain premium channels.

     General and administrative expenses decreased from $230,400 to $150,400, or by 34.7%, and from $692,900 to $508,700, or by 26.6%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to reductions in bad debt expense, personnel costs and system operating management expenses allocated by an affiliate of the General Partner that discontinued management of the Partnership's Tennessee operations in the fourth quarter of 1997. Such services are now being provided by the General Partner.

     Management fees and reimbursed expenses increased from $139,000 to $164,000, or by 18.0%, and from $419,800 to $501,000, or by 19.3%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees decreased by $2,300 and $4,900 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, in direct relation to decreased revenues as described above. Reimbursed expenses allocated by the General Partner increased by $27,300 and $86,100 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 as a result of transferring system operating management of the Partnership's Tennessee systems from an affiliate to the General Partner.

     Depreciation and amortization expense increased from $144,900 to $181,900, or by 25.5%, and from $421,200 to $542,700, or by 28.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to asset additions including expenditures in the second half of 1997 to replace segments of the Partnership's North Carolina cable plant and subscriber connections that were damaged by a storm.

     Operating income increased from $305,400 to $343,000, or by 12.3%, and decreased from $1,007,000 to $987,700, or by 1.9%, for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. The three months' increase was primarily due to lower bad debt expense and copyright fees. The nine months' decrease was principally the result of decreases in revenues and increases in depreciation and amortization expense and reimbursed expenses as described above.

     Interest income decreased from $9,700 to $6,900, or by 28.9%, and from $28,800 to $18,700, or by 35.1%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were due to lower average cash balances available for investment.

     Interest expense increased from $4,900 to $23,600 and remained relatively unchanged, decreasing from $79,800 to $79,200 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increase for the three months was primarily due to commitment fees paid by the

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

Partnership to EFC under its Facility. The Partnership terminated its previous credit agreement in the second quarter of 1997 and consequently did not incur such fees in the three months ended September 30, 1997.

     The Partnership recognized a $26,500 loss on involuntary conversion of cable system assets during the third quarter of 1998 related to storm damage sustained by its North Carolina system.

     Due to the factors described above, the Partnership's net income decreased from $310,200 to $299,800, or by 3.4%, and from $956,000 to
$900,700, or by 5.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 33.6% to 40.5% and from 35.4% to 38.8% during the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to decreases in copyright fees and bad debt expense as described above. EBITDA increased from $450,300 to $524,900, or by 16.6%, and from $1,428,200 to $1,530,400, or by 7.2%, during the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems and were $1,032,200 in the first nine months of 1998. As of the date of this Report, substantially all of the available channel capacity in the Partnership's cable television systems is being utilized and each of such systems requires an upgrade. The entire upgrade program is presently estimated to require aggregate capital expenditures of approximately $8,000,000 and covers 12 franchise areas. These upgrades are currently required in five existing franchise agreements. The upgrades required by the five existing franchise agreements are estimated to cost approximately $3,400,000 and must be completed by December 2001 and February 2002.

     The Partnership is party to a loan agreement with EFC which provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership prepaid its outstanding borrowings of $250,000 on June 22, 1998, although the Partnership's management expects to reborrow under the Facility in the future for the upgrade of the Partnership's systems.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

     The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

     Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

     While the Partnership made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 65% of the Partnership's subscribers are served by its system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

     During the third quarter, the Corporate General Partner continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, the Partnership has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $2,000, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership has not incurred any costs related to the Year 2000 project as of September 30, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

     The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

     The Partnership expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

     The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Operating activities provided $47,200 less cash in the nine months ended September 30, 1998 than in the corresponding period in 1997. The Partnership used $35,800 more cash for accounts payable due to differences in timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $82,600 more cash in the first nine months of 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

     The Partnership used $451,800 more cash in investing activities in the nine months ended September 30, 1998 than in the corresponding period of 1997, due to a $478,400 increase in expenditures for tangible assets, partially offset by a $26,600 decrease in spending for intangible assets.

     Financing activities used $1,113,400 less cash in the nine months ended September 30, 1998 than in the comparable 1997 period. The Partnership used $1,042,800 more cash for the repayment of debt and $99,300 more cash for the payment of deferred loan costs in the 1997 period. The Partnership also used $471,300 more cash to pay liabilities owed to the General Partner and other affiliates in the first nine months of 1997 than in the comparable 1998 period.

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

                           (a)      None.

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


                                   By:    ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner


Date:  November 13, 1998           By:       /s/ Michael K. Menerey
                                          ------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary