Form 10-Q
period 1999-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1999-05-17
CIK 737762

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                            ----------------------------

                                     FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999
                              ---------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------     ------------

Commission File Number             0-13333
                      -------------------------------


                         Enstar Income Program 1984-1, L.P.
  ----------------------------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


           Georgia                                    58-1581136
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
Los Angeles, California                                90024
-------------------------------------  ---------------------------------------
   (Address of principal                             (Zip Code)
     executive offices)


Registrant's telephone number, including area code:       (310) 824-9990
                                                   ---------------------------

------------------------------------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                     --------------------------------------
                     --------------------------------------

                                                 December 31,     March 31,
                                                     1998*          1999
                                                 ------------   ------------
                                                                 (Unaudited)
ASSETS:
  Cash and cash equivalents                      $  1,036,000   $  1,395,600
  Accounts receivable, less allowance of
     $5,500 and $3,700 for possible losses             27,800         13,400
  Prepaid expenses and other assets                   150,000        309,500
  Property, plant and equipment, less accumulated
     depreciation and amortization of $11,094,500
     and $11,298,900                                4,048,700      3,950,400
  Franchise cost, net of accumulated
     amortization of $114,500 and $117,700             66,000         62,700
  Deferred loan costs and other deferred
     charges, net                                      88,900         78,000
                                                 ------------   ------------
                                                 $  5,417,400   $  5,809,600
                                                 ------------   ------------
                                                 ------------   ------------

                         LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
  Accounts payable                               $    420,800   $    270,700
  Due to affiliates                                   894,900      1,153,900
                                                 ------------   ------------
TOTAL LIABILITIES                                   1,315,700      1,424,600
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partner                                     (31,700)       (28,900)
  Limited partners                                  4,133,400      4,413,900
                                                 ------------   ------------
TOTAL PARTNERSHIP CAPITAL                           4,101,700      4,385,000
                                                 ------------   ------------
                                                 $  5,417,400   $  5,809,600
                                                 ------------   ------------
                                                 ------------   ------------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                     --------------------------------------
                     --------------------------------------

                                                           Unaudited
                                                 ---------------------------
                                                      Three months ended
                                                           March 31,
                                                 ---------------------------
                                                     1998           1999
                                                 ------------   ------------
REVENUES                                         $  1,330,000   $  1,265,700
                                                 ------------   ------------
OPERATING EXPENSES:
  Service costs                                       480,000        446,500
  General and administrative expenses                 180,900        164,000
  General Partner management fees
     and reimbursed expenses                          167,500        147,900
  Depreciation and amortization                       178,400        211,200
                                                 ------------   ------------
                                                    1,006,800        969,600
                                                 ------------   ------------

OPERATING INCOME                                      323,200        296,100
                                                 ------------   ------------
OTHER INCOME (EXPENSE):
  Interest income                                       4,500         10,900
  Interest expense                                    (27,600)       (23,700)
                                                 ------------   ------------
                                                      (23,100)       (12,800)
                                                 ------------   ------------
NET INCOME                                       $    300,100   $    283,300
                                                 ------------   ------------
                                                 ------------   ------------
Net income allocated to General Partner          $      3,000   $      2,800
                                                 ------------   ------------
                                                 ------------   ------------
Net income allocated to Limited Partners         $    297,100   $    280,500
                                                 ------------   ------------
                                                 ------------   ------------
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                           $       9.92   $       9.37
                                                 ------------   ------------
                                                 ------------   ------------
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                      29,940         29,940
                                                 ------------   ------------
                                                 ------------   ------------

            See accompanying notes to condensed financial statements.

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                              STATEMENTS OF CASH FLOWS

                     --------------------------------------
                     --------------------------------------


                                                            Unaudited
                                                   -------------------------
                                                        Three months ended
                                                            March 31,
                                                   -------------------------
                                                      1998           1999
                                                   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  300,100     $  283,300
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                    178,400        211,200
     Amortization of deferred loan costs                7,300          7,400
     Increase (decrease) from changes in:
       Receivables, prepaid expenses
         and other assets                              40,400       (145,100)
       Accounts payable                               (53,700)      (150,100)
                                                   ----------     ----------
          Net cash provided by operating
            activities                                472,500        206,700
                                                   ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (352,200)      (106,100)
  Increase in intangible assets                        (1,900)             -
                                                   ----------     ----------
          Net cash used in investing activities      (354,100)      (106,100)
                                                   ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to affiliates                                    (9,200)       259,000
  Deferred loan costs                                  (1,400)             -
                                                   ----------     ----------
          Net cash provided by (used in)
             financing activities                     (10,600)       259,000
                                                   ----------     ----------
INCREASE IN CASH                                      107,800        359,600

CASH AT BEGINNING OF PERIOD                           462,900      1,036,000
                                                   ----------     ----------
CASH AT END OF PERIOD                              $  570,700   $  1,395,600
                                                   ----------     ----------
                                                   ----------     ----------

            See accompanying notes to condensed financial statements.

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                     --------------------------------------
                     --------------------------------------


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $62,800 for the three months ended March 31, 1999.

     In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. The General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $85,100 for the three months ended March 31, 1999. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

     Payments of management fees and reimbursed expenses were deferred in prior years pursuant to restrictions in the Partnership's note payable agreement. The cumulative amount deferred was approximately $1,081,300. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $619,000 of previously deferred management fees and reimbursed expenses. The remainder of these deferred amounts, $462,300, was contributed as an equity contribution by the General Partner to Enstar Finance Company, LLC ("EFC"), a subsidiary of the General Partner, and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays a commitment fee to EFC, its primary lender.

     The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $7,600

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                         CONDENSED STATEMENTS OF OPERATIONS

                     --------------------------------------
                     --------------------------------------

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)


in the three months ended March 31, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $290,000 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

                         ENSTAR INCOME PROGRAM 1984-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

     The Partnership's revenues decreased from $1,330,000 to $1,265,700, or by 4.8%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $64,300 decrease, $40,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $24,000 was due to other revenue producing items. As of March 31, 1999, the Partnership had approximately 10,900 basic subscribers and 4,700 premium service units.

     Service costs decreased from $480,000 to $446,500, or by 7.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to a decrease in copyright fees, principally attributable to previous estimates that were reduced in the first three months of 1999.

     General and administrative expenses decreased from $180,900 to $164,000, or by 9.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to reductions in bad debt expense and was partially offset by an increase in insurance premiums.

     Management fees and reimbursed expenses decreased from $167,500 to $147,900, or by 11.7%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily as a result of lower allocated personnel costs due to staff reductions.

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

     Depreciation and amortization expense increased from $178,400 to $211,200, or by 18.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to plant asset additions.

     Operating income decreased from $323,200 to $296,100, or by 8.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to increases in depreciation and amortization.

     Interest income increased from $4,500 to $10,900 for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was due to higher average cash balances available for investment.

     Interest expense decreased from $27,600 to $23,700, or by 14.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to lower average borrowings resulting from the repayment of the Partnership's note payable in June 1998. The Partnership pays interest in the form of a commitment fee on the unused portion of its loan commitment.

     Due to the factors described above, the Partnership's net income decreased from $300,100 to $283,300, or by 5.6%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 37.7% to 40.1% during the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to decreases in copyright fees and bad debt expense as described above. EBITDA increased from $501,600 to $507,300, or by 1.1%, during the three months ended March 31, 1999 as compared to the corresponding period in 1998.

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

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

     The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Partnership's capital expenditures were $106,100 in the three months ended March 31, 1999. As of the date of this Report, substantially all of the available channel capacity in the Partnership's cable television systems is being utilized and each of such systems requires an upgrade. The entire upgrade program is presently estimated to require aggregate capital expenditures of approximately $8,300,000 and covers 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4,900,000 and must be completed by June 2000, December 2001 and February 2002. Capital expenditures budgeted for 1999 include approximately $48,000 to begin three of the upgrades and $530,000 for the replacement of other assets. The Partnership believes that possible borrowings under its credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

     The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership repaid its outstanding borrowings in 1998, although the Partnership's management expects to reborrow under the Facility in the future for the upgrade of the Partnership's systems.

     The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     During the first quarter of 1999, FCLP, on behalf of the General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $11,600, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

     FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

     FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

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

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Operating activities provided $265,800 less cash in the three months ended March 31, 1999 than in the corresponding period in 1998. Changes in accounts receivable, prepaid expenses and other assets used $185,500 more cash in the first three months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $96,400 more cash for accounts payable due to differences in the timing of payments.

     The Partnership used $248,000 less cash in investing activities in the three months ended March 31, 1999 than in the corresponding period of 1998, due to a $246,100 decrease in expenditures for tangible assets and a $1,900 decrease in spending for intangible assets. Financing activities provided $269,600 more cash in the three months ended March 31, 1999 than in the comparable 1998 period. The Partnership used $268,200 less cash for the payment of liabilities owed to the General Partner and other affiliates due to differences in the timing of payments.

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



                                  By:   ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner





Date:  May 14, 1999                By:     /s/ Michael K. Menerey
                                      --------------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary