Form 10-Q
period 1999-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1999-08-13
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       June 30, 1999
                                       ----------------------------------------

                                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------

                           Commission File Number  0-13333
                                                  ---------

                       Enstar Income Program 1984-1, L.P.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                      58-1581136
------------------------------                 --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                         90024
----------------------------------------------     ----------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code:                                   (310) 824-9990
                                       ----------------------------

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

                          PART I - FINANCIAL INFORMATION

                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                              CONDENSED BALANCE SHEETS


                                                                                            December 31,           June 30,
                                                                                               1998*                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                   $      1,036,000      $     1,733,000

   Accounts receivable, less allowance of $5,500 and
       $3,400 for possible losses                                                                   27,800               36,700

   Prepaid expenses and other assets                                                               150,000              271,300

   Property, plant and equipment, less accumulated
       depreciation and amortization of $11,094,500 and $11,488,400                              4,048,700            3,960,700

   Franchise cost, net of accumulated
       amortization of $114,500 and $121,000                                                        66,000               59,500

   Deferred loan costs and other deferred charges, net                                              88,900               68,600
                                                                                          -----------------    -----------------
                                                                                          $      5,417,400     $       6,129,800
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                       $        420,800     $        335,200
   Due to affiliates                                                                               894,900            1,196,100
                                                                                          -----------------    -----------------
          TOTAL LIABILITIES                                                                      1,315,700            1,531,300
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                                                 (31,700)             (26,700)
   Limited partners                                                                              4,133,400            4,625,200
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,101,700            4,598,500
                                                                                          -----------------    -----------------

                                                                                          $      5,417,400     $      6,129,800
                                                                                          =================    =================

               *As presented in the audited financial statements.
             See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                        CONDENSED STATEMENTS OF OPERATIONS


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $     1,317,300     $     1,284,400
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                                  466,500             487,100
   General and administrative expenses                                                            177,400             191,500
   General Partner management fees
       and reimbursed expenses                                                                    169,500             151,400
   Depreciation and amortization                                                                  182,400             230,400
                                                                                          ----------------    -----------------

                                                                                                  995,800           1,060,400
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  321,500             224,000
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  7,300              13,000
   Interest expense                                                                               (28,000)            (23,500)
                                                                                          ----------------    -----------------

                                                                                                  (20,700)            (10,500)
                                                                                          ----------------    -----------------

NET INCOME                                                                                $       300,800     $       213,500
                                                                                          ================    =================

Net income allocated to General Partner                                                   $         3,000     $         2,100
                                                                                          ================    =================

Net income allocated to Limited Partners                                                  $       297,800     $        211,400
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                 $          9.95     $           7.06
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                        CONDENSED STATEMENTS OF OPERATIONS


                                                                       Unaudited
                                                          -------------------------------------
                                                                    Six months ended
                                                                        June 30,
                                                          -------------------------------------
                                                               1998                 1999
                                                          ----------------    -----------------
REVENUES                                                  $     2,647,300     $     2,550,100
                                                          ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                  946,500             933,600
   General and administrative expenses                            358,300             355,500
   General Partner management fees
       and reimbursed expenses                                    337,000             299,300
   Depreciation and amortization                                  360,800             441,600
                                                          ----------------    -----------------

                                                                2,002,600           2,030,000
                                                          ----------------    -----------------

OPERATING INCOME                                                  644,700             520,100
                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                 11,800              23,900
   Interest expense                                               (55,600)            (47,200)
                                                          ----------------    -----------------

                                                                  (43,800)            (23,300)
                                                          ----------------    -----------------

NET INCOME                                                $       600,900     $       496,800
                                                          ================    =================

Net income allocated to General Partner                   $         6,000     $         5,000
                                                          ================    =================

Net income allocated to Limited Partners                  $       594,900     $       491,800
                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                 $         19.87     $         16.43
                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                               29,940              29,940
                                                          ================    =================


                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                             STATEMENTS OF CASH FLOWS


                                                                                       Unaudited
                                                                          -------------------------------------
                                                                                    Six months ended
                                                                                        June 30,
                                                                          -------------------------------------
                                                                               1998                 1999
                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $       600,900     $       496,800
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                              360,800             441,600
       Amortization of deferred loan costs                                         14,600              14,800
       Increase (decrease) from changes in:
         Receivables, prepaid expenses and other assets                            10,100            (130,200)
         Accounts payable                                                         (87,700)            (85,600)
                                                                          ----------------    -----------------

             Net cash provided by operating activities                            898,700             737,400
                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                          (478,600)           (341,600)
   Increase in intangible assets                                                   (2,200)              -
                                                                          ----------------    -----------------

             Net cash used in investing activities                               (480,800)           (341,600)
                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                               (1,400)            301,200
   Repayment of debt                                                             (250,000)              -
   Deferred loan costs                                                             (4,000)              -
                                                                          ----------------    -----------------

             Net cash provided by (used in) financing activities                 (255,400)            301,200
                                                                          ----------------    -----------------

INCREASE IN CASH                                                                  162,500             697,000

CASH AT BEGINNING OF PERIOD                                                       462,900           1,036,000
                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                     $       625,400     $     1,733,000
                                                                          ================    =================

             See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $64,700 and $127,500 for the three and six months ended June 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. The General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $86,700 and $171,800 for the three and six months ended June 30, 1999. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

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

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $10,600 and $18,200 in the three and six months ended June 30, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $302,800 and $592,800 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $1,317,300 to $1,284,400, or by 2.5%, and from $2,647,300 to $2,550,100, or by 3.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $32,900 decrease in revenues for the three months ended June 30, 1999, $33,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $5,400 was due to decreases in other revenue producing items. The decrease was partially offset by a $6,300 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999, partially offset by decreases in certain regulated rates in late January 1999. Of the $97,200 decrease in revenues for the six months ended June 30, 1999, $72,200 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $30,000 was due to decreases in other revenue producing items. The decrease was partially offset by a $5,000 increase due to the impact of rate increases and decreases in 1999. As of June 30, 1999, the Partnership had approximately 10,800 basic subscribers and 4,500 premium service units.

         Service costs increased from $466,500 to $487,100, or by 4.4%, and decreased from $946,500 to $933,600, or by 1.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase for the three months was primarily due to increases in franchise fees related to certain non-recurring adjustments in the 1998 periods and also due to increases in programming fees resulting from higher rates charged by program suppliers. The decrease for the six months was primarily due to reductions in copyright fees, which resulted when previous estimates were reduced in the first quarter of 1999.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         General and administrative expenses increased from $177,400 to $191,500, or by 7.9%, and decreased from $358,300 to $355,500, or by less than 1.0 %, for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. The increase for the quarterly period was principally due to higher insurance premiums. The decrease for the six months period was attributable to lower bad debt expense.

         Management fees and reimbursed expenses decreased from $169,500 to $151,400, or by 10.7%, and from $337,000 to $299,300, or by 11.2%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily as a result of lower allocated personnel costs due to staff reductions.

         Depreciation and amortization expense increased from $182,400 to $230,400, or by 26.3%, and from $360,800 to $441,600, or by 22.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to plant asset additions.

         Operating income decreased from $321,500 to $224,000, or by 30.3%, and from $644,700 to $520,100, or by 19.3%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to decreases in revenues and increases in depreciation and amortization.

         Interest income increased from $7,300 to $13,000 and from $11,800 to $23,900 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were due to higher average cash balances available for investment.

         Interest expense decreased from $28,000 to $23,500, or by 16.1%, and from $55,600 to $47,200, or by 15.1%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to lower average borrowings resulting from the repayment of the Partnership's note payable in June 1998. The Partnership pays interest in the form of a commitment fee on the unused portion of its loan commitment.

         Due to the factors described above, the Partnership's net income decreased from $300,800 to $213,500, or by 29.0%, and from $600,900 to
$496,800, or by 17.3%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 38.3% to 35.4% and 38.0% to 37.7% during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to decreases in revenues and increases in insurance premiums, franchise fees and

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

programming expense as described above. EBITDA decreased from $503,900 to $454,400, or by 9.8%, and from $1,005,500 to $961,700, or by 4.4%, during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the General Partner has been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the General Partner, and the subsequent liquidation of the Partnership. The General Partner expected to complete its evaluation within the next several months and intended to advise unitholders promptly if it believed that commencing a liquidating transaction would be in the best interests of unitholders.

         On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of Falcon and Enstar Communications Corporation, the Partnership's General Partner. On May 27, 1999, the General Partner signed a non-binding letter of intent to sell the cable television assets of its system in Kershaw, South Carolina to Catawba Services, Inc. The General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its remaining systems to third parties. Accordingly, the General Partner will commence discussions with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation is unlikely to close before the sale of the General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Partnership's capital expenditures were $341,600 in the six months ended June 30, 1999. As of the date of this Report, substantially all of the available channel capacity in the Partnership's cable television systems is being utilized and each of such systems requires an upgrade. The entire upgrade program is presently estimated to require aggregate capital expenditures of approximately $8,300,000 and covers 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4,900,000 and must be completed by June 2000, December 2001 and February 2002. Capital expenditures budgeted for 1999 include approximately $48,000 to begin three of the upgrades and $530,000 for the replacement of other assets. The Partnership believes that possible borrowings under its credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership repaid its outstanding borrowings in 1998, although the Partnership may reborrow under the Facility in the future for the upgrade of the Partnership's systems.

         The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at June 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

YEAR 2000

         During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

         FCLP concluded that certain of the Partnership's internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $8,500, all of which had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Partnership is uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all phases of the Partnership's remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the Partnership's currently planned additional remediation prior to the year 2000, management believes that the Partnership could experience significant difficulty in producing and delivering its products and services and conducting its business in the year 2000. In addition, disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP is also examining the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating activities provided $161,300 less cash in the six months ended June 30, 1999 than in the corresponding period in 1998. Changes in accounts receivable, prepaid expenses and other assets used $140,300 more cash in the first six months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $2,100 less cash for accounts payable due to differences in the timing of payments.

         The Partnership used $139,200 less cash in investing activities in the six months ended June 30, 1999 than in the corresponding period of 1998, due to a $137,000 decrease in expenditures for tangible assets and a $2,200 decrease in spending for intangible assets. Financing activities provided $556,600 more cash in the six months ended June 30, 1999 than in the comparable 1998 period. The Partnership used $302,600 less cash for the payment of liabilities owed to the General Partner and other affiliates due to differences in the timing of payments. The Partnership also used $250,000 less cash for the repayment of debt and $4,000 less cash to pay deferred loan costs related to its Facility.

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

                  (a)      Exhibit 27.1  Financial Data Schedule

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


                                    By:  ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner






Date: August 13, 1999               By:  /s/ MICHAEL K. MENEREY
                                         -------------------------
                                         Michael K. Menerey,
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Secretary