Form 10-Q
period 1999-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 1999-11-12
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                              ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------

              Commission File Number                   0-13333
                                                    -------------

                      Enstar Income Program 1984-1, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Georgia                                        58-1581136
------------------------                  --------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
     Los Angeles, California                                90024
--------------------------------------          --------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code:                                              (310) 824-9990
                                              ----------------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ----

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

              ====================================================

                                                                                             December 31,        September 30,
                                                                                                1998*                 1999
                                                                                           -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                         $1,036,000           $1,602,400
   Accounts receivable, less allowance of $5,500 and
       $3,800 for possible losses                                                                   27,800               73,900

   Prepaid expenses and other assets                                                               150,000              259,600

   Property, plant and equipment, less accumulated
       depreciation and amortization of $11,094,500 and $11,673,300                              4,048,700            3,975,000

   Franchise cost, net of accumulated
       amortization of $114,500 and $124,200                                                        66,000               56,200

   Deferred loan costs and other deferred charges, net                                              88,900               60,500
                                                                                          -----------------    -----------------

                                                                                                $5,417,400           $6,027,600
                                                                                          =================    =================

                                                LIABILITIES AND PARTNERSHIP CAPITAL
                                                -----------------------------------

LIABILITIES:
   Accounts payable                                                                             $  420,800           $  330,500
   Due to affiliates                                                                               894,900              855,400
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                      1,315,700            1,185,900
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                                                 (31,700)             (24,300)
   Limited partners                                                                              4,133,400            4,866,000
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,101,700            4,841,700
                                                                                          -----------------    -----------------

                                                                                                $5,417,400           $6,027,600
                                                                                          =================    =================


               *As presented in the audited financial statements.
             See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              ====================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                       $1,295,500          $1,285,500
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  456,200             504,500
   General and administrative expenses                                                            150,400             174,500
   General Partner management fees
       and reimbursed expenses                                                                    164,000             155,500
   Depreciation and amortization                                                                  181,900             201,700
                                                                                          ----------------    -----------------

                                                                                                  952,500           1,036,200
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  343,000             249,300
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  6,900              18,600
   Interest expense                                                                               (23,600)            (22,600)
   Casualty loss                                                                                  (26,500)               -
   Cost of potential sale of cable television system                                                 -                 (2,100)
                                                                                          ----------------    -----------------

                                                                                                  (43,200)             (6,100)
                                                                                          ----------------    -----------------

NET INCOME                                                                                     $  299,800          $  243,200
                                                                                          ================    =================

Net income allocated to General Partner                                                        $    3,000          $    2,400
                                                                                          ================    =================

Net income allocated to Limited Partners                                                       $  296,800          $  240,800
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                      $     9.91          $     8.04
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================


                       See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              =====================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                       $3,942,800          $3,835,600
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                1,402,700           1,438,100
   General and administrative expenses                                                            508,700             530,000
   General Partner management fees
       and reimbursed expenses                                                                    501,000             454,800
   Depreciation and amortization                                                                  542,700             643,300
                                                                                          ----------------    -----------------

                                                                                                2,955,100           3,066,200
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  987,700             769,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 18,700              42,500
   Interest expense                                                                               (79,200)            (69,800)
   Casualty loss                                                                                  (26,500)               -
   Costs of potential sale of cable television system                                                -                 (2,100)
                                                                                          ----------------    -----------------

                                                                                                  (87,000)            (29,400)
                                                                                          ----------------    -----------------

NET INCOME                                                                                     $  900,700          $  740,000
                                                                                          ================    =================

Net income allocated to General Partner                                                        $    9,000          $    7,400
                                                                                          ================    =================

Net income allocated to Limited Partners                                                       $  891,700          $  732,600
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                      $    29.78          $    24.47
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================

                       See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS
              =====================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $ 900,700         $  740,000
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                              542,700             643,300
       Amortization of deferred loan costs                                                         22,000              22,300
       Casualty loss                                                                               26,500               -
       Decrease from changes in:
         Receivables, prepaid expenses and other assets                                           (11,800)           (155,700)
         Accounts payable                                                                         (39,400)            (90,300)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                          1,440,700           1,159,600
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                        (1,032,200)           (553,700)
   Increase in intangible assets                                                                   (3,000)              -
                                                                                          ----------------    -----------------

             Net cash used in investing activities                                             (1,035,200)           (553,700)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                              (58,800)            (39,500)
   Repayment of borrowings from affiliate                                                        (250,000)              -
   Deferred loan costs                                                                             (4,000)              -
                                                                                          ----------------    -----------------

             Net cash used in financing activities                                               (312,800)            (39,500)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                   92,700             566,400

CASH AT BEGINNING OF PERIOD                                                                       462,900           1,036,000
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                           $ 555,600          $1,602,400
                                                                                          ================    =================

                       See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              =====================================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $64,200 and $191,700 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiary are charged a proportionate share of these expenses. The General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $91,300 and $263,100 for the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the General Partner are non-interest bearing.

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

         The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $12,200 and $30,400 in the three and nine months ended September 30, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              =====================================================


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. The Partnership recorded programming fee expense of $314,000 and $906,800 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $1,295,500 to $1,285,500, or by less than 1.0%, and from $3,942,800 to $3,835,600, or by 2.7%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $10,000 decrease in revenues for the three months ended September 30, 1999, $33,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $22,900 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999 and a $900 increase in other revenue producing items. Of the $107,200 decrease in revenues for the nine months ended September 30, 1999, $106,100 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $29,100 was due to decreases in other revenue producing items. The decrease was partially offset by a $28,000 increase due to the impact of rate increases as discussed above. As of September 30, 1999, the Partnership had approximately 10,800 basic subscribers and 4,400 premium service units.

         Service costs increased from $456,200 to $504,500, or by 10.6%, and from $1,402,700 to $1,438,100, or by 2.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to increases in programming fees resulting from higher rates charged by program suppliers. The three months' increase was also due to higher copyright fee expense. The nine months' increase was also due to higher franchise fees related to certain non-recurring adjustments in the 1998 period.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         General and administrative expenses increased from $150,400 to $174,500, or by 16.0%, and from $508,700 to $530,000, or by 4.2%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums and personnel costs. The nine months' increase was partially offset by decreases in bad debt expense.

         Management fees and reimbursed expenses decreased from $164,000 to $155,500, or by 5.2%, and from $501,000 to $454,800, or by 9.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily as a result of lower allocated personnel costs due to staff reductions.

         Depreciation and amortization expense increased from $181,900 to $201,700, or by 10.9%, and from $542,700 to $643,300, or by 18.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to plant asset additions.

         Operating income decreased from $343,000 to $249,300, or by 27.3%, and from $987,700 to $769,400, or by 22.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to increases in depreciation and amortization, programming fees and insurance premiums as described above.

         Interest income increased from $6,900 to $18,600 and from $18,700 to $42,500 for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were due to higher average cash balances available for investment.

         Interest expense decreased from $23,600 to $22,600, or by 4.2%, and from $79,200 to $69,800, or by 11.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to lower outstanding borrowings resulting from the repayment of the Partnership's note payable in June 1998. The Partnership pays interest in the form of a commitment fee on the unused portion of its loan commitment.

         The Partnership recognized a $26,500 casualty loss during the third quarter of 1998 related to storm damage sustained by its North Carolina system.

         The Partnership incurred expenses of $2,100 in the three and nine months ended September 30, 1999 in connection with the possible sale of its Kershaw, South Carolina cable television system assets.

         Due to the factors described above, the Partnership's net income decreased from $299,800 to $243,200, or by 18.9%, and from $900,700 to $740,000, or by 17.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 40.5% to 35.1% and from 38.8% to 36.8% during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to increases in programming fees and insurance premiums as described above. EBITDA decreased from $524,900 to $451,000, or by 14.1%, and from $1,530,400 to $1,412,700, or by 7.7%, during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the General Partner had been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and Enstar Communications Corporation, the Partnership's General Partner. The General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the General Partner has entered into an agreement with a cable broker regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the General Partner to Charter. In connection with the liquidation strategy, on May 27, 1999, the General Partner signed a non-binding letter of intent to sell the cable television assets of its system in Kershaw, South Carolina to Catawba Services, Inc.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. The Partnership's capital expenditures were $553,700 in the nine months ended September 30, 1999. As of the date of this Report, substantially all of the available channel capacity in the Partnership's cable television systems is being utilized and each of such systems requires an upgrade. The entire upgrade program is presently estimated to require aggregate capital expenditures of approximately $8,300,000 and covers 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4,900,000 and must be completed by June 2000, December 2001 and February 2002. Capital expenditures budgeted for

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

1999 include approximately $48,000 to begin three of the upgrades, none of which had been incurred as of September 30, 1999, and $624,800 for the replacement of other assets. The Partnership believes that possible borrowings under its credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership repaid its outstanding borrowings in 1998, although the Partnership may reborrow under the Facility in the future for the upgrade of the Partnership's systems.

         The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $8,100, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership has taken steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Partnership's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP has also examined the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities provided $281,600 less cash in the nine months ended September 30, 1999 than in the corresponding period in 1998. Changes in accounts receivable, prepaid expenses and other assets used $143,900 more cash in the first nine months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $50,900 more cash for accounts payable due to differences in the timing of payments.

         The Partnership used $481,500 less cash in investing activities in the nine months ended September 30, 1999 than in the corresponding period of 1998, due to a $478,500 decrease in expenditures for tangible assets and a $3,100 decrease in spending for intangible assets. Financing activities used $273,300 less cash in the nine months ended September 30, 1999 than in the comparable 1998 period. The Partnership also used $250,000 less cash for the repayment of debt and $4,000 less cash to pay deferred loan costs related to its Facility. The Partnership used $19,300 less cash for the payment of liabilities owed to the General Partner and other affiliates due to differences in the timing of payments.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          A GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)


                                   By:    ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner



Date: November 11, 1999            By: /s/ MICHAEL K. MENEREY
                                       -------------------------
                                       Michael K. Menerey,
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Secretary