Form 10-K
period 1999-12-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2000-03-30
CIK 737762

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ---------------  ---------------

    Commission File Number 0-13333

                    ENSTAR INCOME PROGRAM 1984-1,L.P.
                    -----------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Georgia                                   58-1581136
----------------------------------------          -----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

    12444 Powerscourt Dr., Suite 100
           St. Louis, Missouri                               63131
----------------------------------------          -----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:             (314) 965-0555
                                                                --------------
Securities registered pursuant to Section 12 (b) of the Act:          None
Securities registered pursuant to Section 12 (g) of the Act

                                                           Name of each exchange
                 Title of each Class                       on which registered
                 -------------------                       -------------------

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

                   The Exhibit Index is located at Page E-1.

                                     PART I

Item 1.           BUSINESS

Introduction
------------

                  Enstar Income Program 1984-1, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The partnership was formed on December 12, 1983. The general partner of the partnership is Enstar Communications Corporation, a Georgia corporation. On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the general partner, as well as Falcon
Communications, L.P., the entity that provided management and certain other services to the partnership. Charter is the nation's fourth largest cable operator, serving 6.2 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the partnership.

                  In accordance with the partnership agreement, the general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the general partner has entered into an agreement with a cable broker to market the partnership's cable systems to third parties. Should the partnership receive offers from third parties for such assets, the general partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the general partner will proceed to liquidate the partnership following the settlement of its final liabilities. We can give no assurance, however, that we will be able to generate a sale of the partnership's cable assets. On May 27, 1999, the general partner signed a non-binding letter of intent to sell the partnership's cable system in Kershaw, South Carolina to Catawba Services, Inc. but the parties have yet to reach a definitive agreement regarding the sale.

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

                  Our cable television systems offer customers various levels, or "tiers", of cable services consisting of:

* broadcast television signals of local network, independent and educational stations
* a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN
*    various satellite - delivered, non-broadcast channels, such as

     -   Cable News Network, or "CNN"
     -   MTV: Music Television, or "MTV"
     -   The USA Network
     -   ESPN
     -   Turner Network Television, or "TNT" and
     -   The Disney Channel

* programming originated locally by the cable television system, such as public, educational and government access programs, and
* information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO", and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

                  A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for our cable television systems. In addition to customer revenues, our cable television systems receive revenue from the sale of available advertising spots on advertiser-supported programming and also offer to our customers home shopping services, which pay the partnership a share of revenues from sales of products to our customers, in addition to paying us a separate fee in return for carrying their shopping service. Certain other channels have also offered the cable systems managed by Charter, including those of the partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, our management cannot predict the impact of such potential payments on our business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  We began our cable television business operations in 1984 with the acquisition of several cable television systems and expanded our operations in 1985 with additional system acquisitions. We sold some of our cable television systems during 1986 and 1987. As of December 31, 1999, we offered cable service in South Carolina, North Carolina and Tennessee. The two South Carolina systems are located in and around the cities of Kershaw, in Lancaster County, and River Hills, in York County. Our North Carolina system serves portions of Greene County, including the municipalities of Grifton, Snow Hill, Hookerton and Walstonburg. The three Tennessee systems cover portions of the municipalities of Covington, Bolivar, Brownsville and Burlison. As of December 31, 1999, we served approximately 10,800 basic subscribers in these areas. We do not expect to make any additional acquisitions during the remaining term of the partnership.

                  Charter  receives  a  management  fee  and   reimbursement  of
expenses from the general partner for managing our cable television operations. See Item 11., "Executive Compensation."


                  The Chief  Executive  Officer of the general partner is Jerald
L. Kent. The principal executive offices of the partnership and the general partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO
63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY
-----------------

                  Historically, the partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. Our business strategy has focused on serving small to medium-sized communities. We believe that given a similar rate, technical, and channel capacity/utilization profile, our cable television systems generally involve less risk of increased competition than systems in large urban cities. In our markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. Nonetheless, we believe that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 by the FCC has had a negative impact on our revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the Telecommunications Act of 1996 caused the regulation of certain cable programming service tier rates to terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Clustering

                  We have sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." We believe clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

                  Capital Expenditures

                  As noted in "Technological Developments," certain of our cable television systems have no available channel capacity with which to add new channels or to provide pay-per-view offerings to customers. As a result, in the event we are not able to sell our cable television systems to a third party, significant amounts of capital for future upgrades will be required in order to increase available channel capacity in those systems, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that our cable television systems remain competitive within the industry.

                  Our management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of our cable television systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services. We are also evaluating the use of digital compression technology in our cable television systems. See "Technological Developments" and "Digital Compression."

                  As discussed in prior reports, we postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the partnership's business and access to capital. As a result, our cable television systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The partnership is party to a loan agreement with an affiliate which provided for a revolving loan facility of $7,481,700. Upon the acquisition of the general partner by Charter on November 12, 1999, the facility was reduced to $4.8 million. Prior to listing our cable television systems for sale, we had expected to use borrowings under the loan facility to upgrade our cable television systems. Our upgrade program, in the event we are not able to sell our cable television systems to a third party, is presently estimated to require aggregate capital expenditures of approximately $8,300,000 and covers 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4.4 million and must be completed by June 2000, December 2001 and February 2002, and will most likely negatively impact any offers we receive for our cable television systems. See "Digital Compression," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Decentralized Management

                  The general partner manages the partnership's cable television systems on a decentralized basis. The general partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

                  Marketing

                  Our marketing strategy is to provide added value to increasing levels of subscription services through "packaging." In addition to the basic service package, customers in substantially all of our cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. We have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. We employ direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In some cable television systems, we offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

                  Customer Service and Community Relations

                  We place a strong emphasis on customer service and community relations and believe that success in these areas is critical to our business. We have developed and implemented a wide range of monthly internal training programs for employees, including our regional managers, that focus on our operations and employee interaction with customers. The effectiveness of our training program as it relates to the employees' interaction with customers is monitored on an ongoing basis. We are also committed to fostering strong community relations in the towns and cities we serve. We support many local charities and community causes in various ways, including marketing promotions to raise money and supplies for persons in need, and in-kind donations that include production services and free air-time on major cable networks. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS
----------------------------------------

                  The table below sets forth operating statistics for our cable television systems as of December 31, 1999.

                                                                       Premium                     Average Monthly
                             Homes        Basic          Basic         Service       Premium      Revenue Per Basic
System                     Passed(1)   Subscribers   Penetration(2)   Units(3)    Penetration(4)    Subscriber(5)
------                     ------      -----------   -----------      -----       -----------       ----------
Snow Hill, NC              5,888        1,523           25.9%           526          34.5%           $38.92

Kershaw, SC                4,335        2,269           52.3%           919          40.5%           $37.42

Brownsville, TN           15,592        6,593           42.3%         2,763          41.9%           $41.18
                          ------        -----                         -----

Total                     25,815       10,385           40.2%         4,208          40.5%           $40.04
                          ======       ======                         =====

         1 Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

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

         5 Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1999.

Customer Rates and Services
---------------------------

                  Our cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels such as CNN, MTV, USA, ESPN, TNT and The Disney Channel and certain information and public access channels. For an extra monthly charge, we also provide certain premium television services, such as HBO and Showtime. We also offer other cable television services to our customers. For additional charges, in most of our cable television systems, we also rent remote control devices and VCR compatible devices, which are devices that make it easier for a customer to tape a program from one channel while watching a program on another.

                  Our service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

                  Under the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of our cable television systems not deemed to be subject to effective competition under the FCC's definition. Currently, none of our cable television systems are subject to effective competition. See "Legislation and Regulation."

                  At December 31, 1999, our monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $21.05 to $26.75 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

Employees
---------

                  The various personnel required to operate our business are employed by the partnership, the general partner, its subsidiary corporation and Charter. As of February 19, 2000, we had nine employees, the cost of which is charged directly to the partnership. The employment costs incurred by the general partner, its subsidiary corporation and Charter are allocated and charged to the partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate our business are employed by affiliates of the general partner. The cost of such employment is allocated and charged to the partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

Technological Developments
--------------------------

                  As part of our  commitment  to  customer  service,  we seek to apply technological advances in the cable television industry to our cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Currently, our cable television systems have an average channel capacity of 38, which was 96% utilized at December 31, 1999. We believe that system upgrades would enable us to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the application of digital compression. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. Our current policy is to utilize fiber optic technology where applicable in rebuild projects which we undertake. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

Digital Compression
-------------------

                  We have been closely monitoring developments in the area of digital compression, a technology that enables cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, we believe that the utilization of digital compression technology will enable our cable television systems to increase channel capacity in a manner that could, in the short term, be more cost efficient than rebuilding such cable television systems with higher capacity distribution plant. However, we believe that unless the cable television system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the cable television system, which will improve picture quality, system reliability and quality of service. The use of digital compression will expand the number and types of services these cable television systems offer and enhance the development of current and future revenue sources. This technology has been under frequent management review.

Programming
-----------

                  We purchase basic and premium programming for our systems from Charter. In turn, Charter charges the partnership for these costs at its costs, which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the general partner, Falcon Communications charged the partnership for these services based on an estimate of what the general partner could negotiate for such programming services for the 15 partnerships managed by the general partner as a group (approximately 81,100 basic subscribers at December 31, 1999). Other channels have also offered Charter and the partnership's cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, our management cannot predict the impact of such potential payments on our business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly our programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

                  Our cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with some programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the partnership agreeing to carry one new service in our Brownsville and Kershaw systems, for which we expect to receive reimbursement of some costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. Generally, programming costs are charged among systems on a per customer basis.

Franchises
----------

                  Cable  television   systems  are  generally   constructed  and
operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act", the 1992 Cable Act and the 1996 Telecommunications Act.
See "Legislation and Regulation."

                  As of December 31, 1999, we operated cable systems in 22 franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on our systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 1999.

                                            Number of      Percentage of
          Year of          Number of          Basic            Basic
   Franchise Expiration    Franchises      Subscribers      Subscribers
   --------------------    ----------      -----------      -----------

   Prior to 2001               4              5,561             53.6%
   2001 - 2005                 8              1,697             16.3%
   2006 and after             10              3,127             30.1%
                              --              -----

   Total                      22             10,385              100%
                              ==             ======

                  As of December 31, 1999, the franchise agreements have expired in four of our franchise areas where we serve 5,561 basic subscribers. We continue to serve these customers while we are in negotiations to extend the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities. As of December 31, 1999, all areas were served by franchises. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by our clustering strategy. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

                  The city of Covington, Tennessee rejected the partnership's franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the partnership. The city is currently reviewing the proposed terms against a competing proposal to award the franchise to a municipal utility. There can be no assurance that the city will accept the Charter proposal. Should the city revoke our right to operate our system in Covington, an event of default may be declared under the partnership's loan facility which would require the partnership to identify alternative sources of financing, and the loss of subscribers would have a significant adverse impact on the partnership's financial condition and results of operations.

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the partnership has continued to operate its cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the partnership's financial condition and results of operations. As in Covington, the loss of the franchise in Bolivar could be considered an event of default under the partnership's loan facility, which would require the partnership to identify alternative sources of financing. As of December 31, 1999, there were 1,761 and 1,279 basic subscribers in the cities of Covington and Bolivar, respectively.

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

Competition
-----------

                  We face competition in the areas of price, service offerings, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as Internet access, interactive services and telephony, we will face competition from other providers of each type of service.

                  To date, we believe that we have not lost a significant number of customers, or a significant amount of revenue, to our competitors' systems. However, competition from other providers of the technologies we expect to offer in the future may have a negative impact on our business in the future.

                  Through mergers such as the recent merger of Tele-Communications, Inc. and AT&T, customers will come to expect a variety of services from a single provider. While the TCI/AT&T merger has no direct or immediate impact on our business, it encourages providers of cable and telecommunications services to expand their service offerings. It also encourages consolidation in the cable industry as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

                  Key competitors today include:

                  BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 10 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers. America Online Inc., the nation's leading provider of Internet services has recently announced a plan to invest $1.5 billion in Hughes Electronics Corp., DirecTV's parent company, and these companies intend to jointly market America Online's prospective Internet television service to DirecTV's DBS customers.

                  DSL. The deployment of digital subscriber line technology, known as DSL, will allow Internet access to subscribers at data transmission speeds greater than those of modems over conventional telephone lines. Several telephone companies and other companies are introducing DSL service. The FCC recently released an order in which it mandated that incumbent telephone companies grant access to the high frequency portion of the local loop over which they provide voice services. This will enable competitive carriers to provide DSL services over the same telephone lines simultaneously used by incumbent telephone companies to provide basic telephone service. However, in a separate order the FCC declined to mandate that incumbent telephone companies unbundle their internal packet switching functionality or related equipment for the benefit of competitive carriers. This functionality or equipment could otherwise have been used by competitive carriers directly to provide DSL or other high-speed broadband services. We are unable to predict whether the FCC's decisions will be sustained upon administrative or judicial appeal, the likelihood of success of the Internet access offered by our competitors or the impact on our business and operations of these competitive ventures.

                  TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess fiber optic and other transmission lines in the areas they serve may over time become competitors. There has been a recent increase in the number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

                  TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by both technological developments and regulatory changes enacted in the 1996 Telecommunications Act, which were designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996
Telecommunications Act modified this cross-ownership restriction, making it possible for local exchange carriers who have considerable resources to provide a wide variety of video services competitive with services offered by cable systems.

                  If we expand our offerings to include Internet and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

                  Several telephone companies have obtained or are seeking cable television franchises from local governmental authorities and are constructing cable systems. Cross-subsidization by local exchange carriers of video and telephony services poses a strategic advantage over cable operators seeking to compete with local exchange carriers that provide video services. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the FCC. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses, including Internet service, as well as data and other non-video services. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace, however, is likely to become more widespread and could adversely affect the profitability and valuation of the systems.

                  Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable", known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

                            LEGISLATION AND REGULATION


                  The   following   summary   addresses   the   key   regulatory
developments and legislation affecting the cable television industry.

                  The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

                  The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the FCC to maintain or even tighten cable regulation in the absence of widespread effective competition.

                  CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

                  Although the FCC has established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

                  As of December 31, 1999, approximately 35% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 1999, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

                  Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which terminates in 2002.

                  As noted above, FCC regulation of cable programming service tier rates for all systems, regardless of size, terminated under the 1996 Telecommunications Act on March 31, 1999. As a result, the regulatory regime just discussed is now essentially applicable only to basic services tier and cable equipment. Some legislators, however, have called for new rate regulations if unregulated rates increase dramatically. The 1996 Telecommunications Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

                  CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecommunications Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecommunications Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

                  Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecommunications Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC initial interconnection order but most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it would make it easier for us to provide telecommunications service.

                  INTERNET SERVICE.  Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

                  TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

                  Under the 1996 Telecommunications Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised the applicable rules to eliminate this general preemption, thereby leaving franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

                  Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market are also prohibited. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

                  ELECTRIC    UTILITY   ENTRY   INTO    TELECOMMUNICATIONS/CABLE
TELEVISION. The 1996 Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, despite restrictions in the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

                  ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems.

                  Under the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also under the 1992 Cable Act, the FCC has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. However, this provision has been stayed pending further judicial review.

                  MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

                  ACCESS CHANNELS. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although we do not believe such use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt our own plans for Internet service.

                  ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy.

                  INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

                  OTHER   REGULATIONS  OF  THE  FCC.  In  addition  to  the  FCC
regulations noted above, there are other regulations of the FCC covering such areas as:

*      equal employment opportunity,

*      subscriber privacy,

*      programming practices, including, among other things,

         (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

         (2) network program nonduplication,

         (3) local sports blackouts,

         (4) indecent programming,

         (5) lottery programming,

         (6) political programming,

         (7) sponsorship identification,

         (8) children's programming advertisements, and

         (9) closed captioning,

*      registration of cable systems and facilities licensing,

*      maintenance of various records and public inspection files,

*      aeronautical frequency usage,

*      lockbox availability,

*      antenna structure notification,

*      tower marking and lighting,

*      consumer protection and customer service standards,

*      technical standards,

*      consumer electronics equipment compatibility, and

*      emergency alert systems.

                  The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

                  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

                  Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated agreement with Broadcast Music has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for American Society of Composers music based on the previously negotiated Broadcast Music rate. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

                  The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

                  Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

                  Under the 1996 Telecommunications Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of such services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecommunications Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

Item 2.           PROPERTIES

                  We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations.

                  We own substantially all of the assets related to our cable television operations, including our program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

Item 3.           LEGAL PROCEEDINGS

                  We are periodically a party to various legal proceedings. These legal proceedings are ordinary and routine litigation proceedings that are incidental to our business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on our financial condition.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                                        PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

Liquidity
---------

                  While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 853 as of December 31, 1999. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

                  In documents filed with the Securities and Exchange Commission on April 21, 1999, Madison Liquidity Investors 104, LLC ("Madison") initiated a tender offer to purchase up to approximately 3.6% of the outstanding units for $210 per unit. On May 5, 1999, we filed a Recommendation Statement on Schedule 14D-9 and distributed a letter to unitholders recommending that unitholders reject Madison's offer.

Distributions
-------------

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

                  The policy of the general partner (although there is no contractual obligation to do so) is to cause the partnership to make cash distributions on a quarterly basis throughout the operational life of the partnership, assuming the availability of sufficient cash flow from partnership operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon our results of operations and the general partner's determination of whether otherwise available funds are needed for the partnership's ongoing working capital and liquidity requirements. It is also the general partner's policy to distribute available net proceeds from sales of cable television systems.

                  We began making periodic cash distributions to limited partners during 1984 and discontinued distributions in January 1990. No distributions were made during 1997, 1998 or 1999. For more information regarding distributions, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Our ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank financing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. Our loan facility does not restrict the payment of distributions to partners unless an event of default exists or our ratio of debt to cash flow is greater than 4 to 1.

Item 6.           SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the partnership for the five years ended December 31, 1999. This data should be read in conjunction with the partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                            Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
 OPERATIONS  STATEMENT DATA                          1995             1996             1997             1998             1999
                                                 -------------    --------------   --------------    -------------    -------------
  Revenues                                    $    4,919,300   $     5,243,500  $     5,369,200   $     5,221,100  $     5,090,800
   Costs and expenses                             (3,010,900)       (3,175,000)      (3,473,500)       (3,184,700)      (3,280,700)
   Depreciation and amortization                  (1,173,500)         (570,600)        (583,100)         (747,600)        (854,500)
                                                --------------    -------------    --------------    -------------    --------------
   Operating income                                  734,900         1,497,900        1,312,600         1,288,800          955,600
   Interest expense                                 (270,600)         (187,900)        (107,500)         (103,900)         (92,400)
   Interest income                                    53,200            43,500           34,700            25,700           61,900
   Gain on sale of cable assets                        3,300               100            -                 -                -
   Casualty gain (loss)                                -                 -              202,400          (271,000)        (113,300)
   Costs of potential sale of
     cable television system                           -                 -                -                 -              (18,800)
                                                --------------    -------------    --------------    -------------    --------------

   Net income                                 $      520,800   $     1,353,600  $     1,442,200   $       939,600  $       793,000
                                                ==============    =============    ==============    =============    ==============


Per unit of limited
   partnership interest:
   Net income                                 $        17.22   $         44.76  $         47.69   $         31.07  $         26.22
                                                ==============    =============    ==============    =============    ==============


OTHER OPERATING DATA

   Net cash provided by operating
     activities                               $    1,712,900   $     1,804,800  $     1,830,400   $     2,084,800  $     1,655,200
   Net cash used in investing activities            (960,700)       (1,170,000)        (825,600)       (1,398,400)      (1,050,500)
   Net cash used in financing activities            (986,600)         (565,700)      (1,546,300)         (113,300)         322,800
   EBITDA (1)                                      1,908,400         2,068,500        1,895,700         2,036,400        1,810,100
   EBITDA to revenues                                   38.8%             39.4%            35.3%             39.0%            35.6%
   Total debt to EBITDA                                 1.0x               .5x              .1x             -                -
   Capital expenditures                       $      934,300   $     1,149,600  $       776,900   $     1,389,800  $     1,050,500

                                                                                As of December 31,
                                                ------------------------------------------------------------------------------------
BALANCE SHEET DATA                                  1995              1996             1997              1998             1999
                                                --------------    -------------    --------------    -------------    --------------

   Total assets                               $    3,853,400   $     4,605,200  $     4,696,100   $     5,417,400  $     6,537,900
   Total debt                                      1,942,800         1,042,800          250,000             -                -
   General partner's deficit                         (69,000)          (55,500)         (41,100)          (31,700)         (23,800)
   Limited partners' capital (deficit)               435,300         1,775,400        3,203,200         4,133,400        4,918,500

----------

      (1) EBITDA is calculated as operating income before depreciation and amortization. Based on our experience in the cable television industry, we believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. You should not consider EBITDA as an alternative to net income as an indicator of our financial performance or as an alternative to cash flows as a measure of liquidity. In addition, our definition of EBITDA may not be identical to similarly titled measures used by other companies.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
------------

                  The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flow. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

                  This annual report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership.

RESULTS OF OPERATIONS
---------------------

                  1999 Compared to 1998

                  Our revenues decreased from $5,221,100 to $5,090,800, or by 2.5%, for the year ended December 31, 1999 compared to 1998. Of the $130,300 decrease, $155,200 was due to decreases in the number of subscriptions for basic, pay, tier and equipment rental services and $25,200 was due to decreases in other revenue producing items. These decreases were partially offset by a $50,100 increase due to increases in regulated service rates we implemented in 1999. As of December 31, 1999, we had approximately 10,800 basic subscribers and 4,200 premium service units.

                  Our service costs increased from $1,848,400 to $1,928,600, or by 4.3%, for the year ended December 31, 1999 as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in personnel costs, programming expenses and franchise fees.

                  Our general and administrative expenses increased from $676,000 to $761,700, or by 12.7%, for the year ended December 31, 1999 as compared to 1998, primarily due to increases in insurance premiums and personnel costs.

                  Our management fees and reimbursed expenses decreased from $660,300 to $590,400, or by 10.6%, for the year ended December 31, 1999 as compared to 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased as a result of lower allocated personnel costs.

                  Our depreciation and amortization expense increased from $747,600 to $854,500, or by 14.3%, for the year ended December 31, 1999 as compared to 1998, primarily due to depreciation of asset additions including expenditures to replace segments of our North Carolina cable plant and subscriber connections that were damaged by a storm.

                  Our operating income decreased from $1,288,800 to $955,600, or by 25.9%, for the year ended December 31, 1999 as compared to 1998, primarily due to increases in depreciation and amortization expense and decreases in revenues as described above.

                  Our interest expense decreased from $103,900 to $92,400, or by 11.1%, for the year ended December 31, 1999 as compared to 1998, primarily due to the repayment of borrowings under our loan facility in 1998. Interest expense in both years includes interest paid on the unborrowed portion of our loan facility and loan costs which have been amortized to interest expense.

                  Our interest income increased from $25,700 to $61,900 for the year ended December 31, 1999 as compared to 1998, primarily due to higher average cash balances available for investment.

                  Due to the factors described above, our net income decreased from $939,600 to $793,000, or by 15.6%, for the year ended December 31, 1999 compared to 1998.

                  We recognized a $113,300 casualty loss during 1999 related to storm damage sustained by our North Carolina system in September 1999.

                  As of December 31, 1999, we had incurred $18,800 of expenses related to the proposed sale of our cable television system assets.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 39.0% in 1998 to 35.6% during 1999. The decrease was primarily due to higher service costs and franchise fees as described above. EBITDA decreased from $2,036,400 to $1,810,100, or by 11.1%, as a result.

                  1998 Compared to 1997

                  Our revenues decreased from $5,369,200 to $5,221,100, or by 2.8%, for the year ended December 31, 1998 compared to 1997. Of the $148,100 decrease, $326,700 was due to decreases in the number of subscriptions for basic, pay, tier and equipment rental services. These decreases were partially offset by a $467,300 increase due to increases in regulated service rates that we implemented in 1997 and a $7,500 increase in other revenue producing items. As of December 31, 1998, we had approximately 10,800 basic subscribers and 4,400 premium service units.

                  Our service costs decreased from $2,012,500 to $1,848,400, or by 8.2%, for the year ended December 31, 1998 as compared to 1997. Service costs represent costs directly attributable to providing cable services to customers. Lower copyright fees accounted for most of the decrease as a result of the industry-wide change in status of one satellite service that resulted in lower fees. Copyright fees also decreased in direct relation to decreased revenues as described above.

                  Our general and administrative expenses decreased from $857,400 to $676,000, or by 21.2%, for the year ended December 31, 1998 as compared to 1997, primarily due to decreases in bad debt expense, personnel costs and customer billing expenses.

                  Our management fees and reimbursed expenses increased from $603,600 to $660,300, or by 9.4%, for the year ended December 31, 1998 as compared to 1997. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses increased as a result of transferring system operating management of our Tennessee systems from an affiliate to the general partner.

                  Our depreciation and amortization expense increased from $583,100 to $747,600, or by 28.2%, for the year ended December 31, 1998 as compared to 1997, primarily due to depreciation of asset additions including expenditures to replace segments of our North Carolina cable plant and subscriber connections that were damaged by a storm.

                  Our operating income decreased from $1,312,600 to $1,288,800, or by 1.8%, for the year ended December 31, 1998 as compared to 1997, primarily due to increases in amortization and depreciation expense and decreases in revenues as described above.

                  Our interest expense decreased from $107,500 to $103,900, or by 3.3%, for the year ended December 31, 1998 as compared to 1997, primarily due to lower average borrowings in 1998 caused by the repayment of a note payable in June 1998.

                  Our interest income decreased from $34,700 to $25,700, or by 25.9%, for the year ended December 31, 1998 as compared to 1997, primarily due to lower average cash balances available for investment.

                  We recognized a $271,000 casualty loss during 1998 related to storm damage sustained by our North Carolina system in 1996 and 1998.

                  Due to the factors described above, our net income decreased from $1,442,200 to $939,600, or by 34.8%, for the year ended December 31, 1998 compared to 1997.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 35.3% in 1997 to 39.0% during 1998. The increase was primarily due to lower copyright fees and bad debt expense as described above. EBITDA increased from $1,895,700 to $2,036,400, or by 7.4%, as a result.

                  Distributions to Partners

                  As provided in our partnership agreement, distributions to partners are funded from income before depreciation and amortization after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. We did not make distributions during 1997, 1998 or 1999. We can not make any assurances regarding the level or timing of future distributions, if any.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                  Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

                  In accordance with the partnership agreement, the general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the general partner has entered into an agreement with a cable broker to market the partnership's cable systems to third parties. Should the partnership receive offers from third parties for such assets, the general partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the general partner will proceed to liquidate the partnership following the settlement of its final liabilities. We can give no assurance, however, that we will be able to generate a sale of the partnership's cable assets. On May 27, 1999, the general partner signed a non-binding letter of intent to sell the partnership's cable system in Kershaw, South Carolina to Catawba Services, Inc. but the parties have yet to reach a definitive agreement regarding the sale.

                  The partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were $1,050,500 for the year ended December 31, 1999. As of the date of this report, substantially all of the available channel capacity in our cable television systems is being utilized and each of the systems requires an upgrade. We presently estimate that the entire upgrade program will require aggregate capital expenditures of approximately $8,300,000 and will cover 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4.4 million and must be completed by June 2000, December 2001 and February 2002, and will most likely impact any offers we receive for our systems. We believe that possible borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

                  On September 30, 1997, Enstar Finance Company, LLC ("EFC"), a subsidiary of the general partner, obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to us and certain of the other partnerships managed by the general partner. Our maximum loan commitment was approximately $7,481,700 through November 12, 1999. After that date, our commitment was reduced to $4,800,000 under the EFC facility, which was reduced to $15 million.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the partnership to resume paying distributions at this time.

                  The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the partnership. The city is currently reviewing the proposed terms against a competing proposal to award the franchise to a municipal utility. There can be no assurance that the city will accept the Charter proposal. Should the city revoke our right to operate our system in Covington, an event of default may be declared under the partnership's loan facility which would require the partnership to identify alternative sources of financing, and the loss of subscribers would have a significant adverse impact on the partnership's financial condition and results of operations.

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the partnership has continued to operate its cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. This would require the partnership to identify alternative sources of financing. As in Covington, the loss of the franchise in Bolivar could be considered an event of default under the partnership's loan facility, which would require the partnership to identify alternative sources of financing. As of December 31, 1999, there were 1,761 and 1,279 basic subscribers in the cities of Covington and Bolivar, respectively.

                  Beginning in August 1997, the general partner elected to self-insure our cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

                  In October 1998, Falcon Communications, L.P. reinstated third party insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications, L.P. through November 12, 1999, and currently managed by Charter, including those of the partnership. We have recorded a receivable of approximately $27,900 for insurance recovery due us under this policy.

                  Approximately 63% of our subscribers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur any expenditures in the fourth quarter of 1999 to complete our preparation for the arrival of January 1, 2000 with respect to the Year 2000 date change.

                  1999 vs. 1998

                  Our operating activities provided $429,600 less cash in the year ended December 31, 1999 than in 1998. Changes in accounts receivable and prepaid expenses provided $205,500 less cash in 1999 than in 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses. We used $113,700 less cash in 1999 for the payment of liabilities owed to third party creditors due to differences in the timing of payments.

                  We used $347,900 less cash in investing activities in 1999 than in 1998 due to a $339,300 decrease in capital expenditures and an $8,600 decrease in expenditures for intangible assets. Financing activities provided cash of $322,800 in 1999 as compared to 1998 when such activities used $113,300. The difference was primarily due to a decrease in the repayment of borrowings under our loan facility in 1999 compared with 1998 and increases in amounts owed to the general partner. Such increases were caused by differences in the timing of payments.

                  1998 vs. 1997

                  Our operating activities provided $254,400 more cash in the year ended December 31, 1998 than in 1997. Collection of an insurance claim receivable provided $304,500 more cash in 1998 due to receipt of the insurance settlement during the year. Changes in accounts receivable and prepaid expenses provided $25,500 more cash in 1998 than in 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. We used $190,100 more cash in 1998 for the payment of liabilities owed to third party creditors due to differences in the timing of payments.

                  We used $572,800 more cash in investing activities in 1998 than in 1997 due to a $612,900 increase in capital expenditures, partially offset by a $40,100 decrease in expenditures for intangible assets. Financing activities used $1,433,000 less cash in 1998 than in 1997. We used $780,300 less cash to pay deferred management fees and reimbursed expenses owed to the general partner, $542,800 less cash, net of new borrowings, for the repayment of debt and $109,900 less cash for deferred loan costs related to our loan facility.

Inflation
---------

                  Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that we are able to increase our service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

Item 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We  are  not  currently   exposed  to  material  market  risks
associated with financial instruments, although we would be subject to interest rate risk were we to borrow under our loan facility.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                  The general partners of a partnership may be considered for certain purposes the functional equivalent of directors and executive officers. Enstar Communications Corporation is the sole general partner of the partnership. Since its incorporation in Georgia in 1982, the general partner has been engaged in the cable-telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1999, the general partner managed cable television systems serving approximately 81,100 basic subscribers.

                  Following the acquisition of the general partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the general partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:


NAME                          POSITION
----                          --------
Jerald L. Kent                Director, President and Chief Executive Officer

David G. Barford              Senior Vice President of Operations - Western Division

Mary Pat Blake                Senior Vice President - Marketing and Programming

Eric A. Freesmeier            Senior Vice President - Administration

Thomas R. Jokerst             Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf              Senior Vice President and Chief Financial Officer

Ralph G. Kelly                Senior Vice President - Treasurer

David L. McCall               Senior Vice President of Operations - Eastern Division

John C. Pietri                Senior Vice President - Engineering

Michael E. Riddle             Senior Vice President and Chief Information Officer

Steven A. Schumm              Executive Vice President, Assistant to the President

Curtis S. Shaw                Senior Vice President, General Counsel and Secretary

Steven E. Silva               Senior Vice President - Corporate Development and Technology


                  Except for Mr. Riddle, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 43 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID G. BARFORD, 41 Senior Vice President of Operations - Western Division. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 44 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 46 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 50 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 40 Senior Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 43 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 44 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 50 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 41 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 47 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 51 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 40 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

                  The sole director of the general partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the general partner.

Item 11.          EXECUTIVE COMPENSATION

MANAGEMENT FEE
--------------

                  The partnership has a management agreement with Enstar Cable Corporation, a wholly owned subsidiary of the general partner, pursuant to which Enstar Cable manages our systems and provides operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The management agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the management agreement. The management agreement is terminable by the partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. to provide management services for us and paid Falcon Communications, L.P. a portion of the management fees it received in consideration of such services and reimbursed Falcon Communications, L.P. for expenses incurred by Falcon Communications, L.P. on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon Communications, L.P., has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The general partner also performs supervisory and administrative services for the partnership, for which it is reimbursed.

                  For the fiscal year ended December 31, 1999, Enstar Cable charged us management fees of approximately $254,500 and reimbursed expenses of $335,900. We also reimbursed affiliates approximately $44,500 for system operating management services. In addition, programming services were purchased through Falcon Communications, L.P. and, subsequent to November 12, 1999, through Charter. We paid Falcon Communications and Charter approximately $1,192,800 for these programming services for fiscal year 1999.

PARTICIPATION IN DISTRIBUTIONS
------------------------------

                  The general partner is entitled to share in distributions from, and profit and losses in, the partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of March 3, 2000, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:


                                            Name and Address                     Amount and Nature of         Percent
        Title of Class                     of Beneficial Owner                   Beneficial Ownership         of Class
-----------------------------    ----------------------------------------     ---------------------------    -----------
Units of Limited                 Madison Liquidity Investors, 104 LLC                   2,458(1)                8.2%
   Partnership Interest          6143 S. Willow Drive, Suite 340
                                 Englewood, CO  80111

Units of Limited                 Paul Isaacs                                            1,510(1)                5.0%
   Partnership Interest          7 Douglas Lane
                                 Larchmont, NY  10538


(1) As reported to us by our transfer agent, Gemisys Corporation.

                  The general partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company,

LLC, through a subsidiary, owns a 100% interest in CC VII. As of March 30, 2000, Charter Communications Holding Company, LLC was beneficially controlled by Paul
G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST
---------------------

                  On November 12,  1999,  Charter  acquired  ownership of Enstar
Communications Corporation from Falcon Holding Group, L.P. and assumed the management services operations of Falcon Communications, L.P. Charter now manages the operations of the partnerships of which Enstar Communications Corporation is the general partner, including the partnership. Commencing
November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the general partner to Falcon Communications, L.P.

                  The partnership relies upon the general partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11., "Executive Compensation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the general partner have their personal employment with Charter Communications, Inc., and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the general partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the partnership's affairs.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNER
-------------------------------------------------------------------

                  A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Some cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

                  The partnership agreement provides that the general partner will be indemnified by the partnership for acts performed within the scope of its authority under the partnership agreement if the general partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the partnership agreement provides that the general partner will not be liable to the partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the general partner determines, a liability insurance policy which insures the general partner, Charter and its affiliates (which include CC VII), officers and directors and other persons determined by the general partner, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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



(b)               Reports on Form 8-K

                  None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                                       By:   Enstar Communications Corporation,
                                             General Partner

                                             By: /s/   Jerald L. Kent
                                                 --------------------
                                                 Jerald L. Kent
                                                 Director, President and
                                                   Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2000.

      Signatures                                          Title(*)
------------------------               -----------------------------------------------------
 /s/ Jerald L. Kent                      Director, President and Chief Executive Officer
 -----------------------                    (Principal Executive Officer)
 Jerald L. Kent

 /s/ Kent D. Kalkwarf                    Senior Vice President and Chief Financial Officer
 -----------------------                    (Principal Financial Officer and
 Kent D. Kalkwarf                              Principal Accounting Officer)


(*) Indicates position(s) held with Enstar Communications Corporation, the General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Report of Independent Auditors                                              F-2

Balance Sheets - December 31, 1998 and 1999                                 F-3

Financial  Statements  for each of
  the three years in the period
  ended  December 31, 1999:

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

                         REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income Program 1984-1, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program 1984-1, L.P. (A Georgia Limited Partnership) as of December 31, 1998 and 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program 1984-1, L.P. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                     /s/ ERNST & YOUNG LLP




Los Angeles, California
March 24, 2000

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                                 BALANCE SHEETS

                    =========================================

                                                                                                December 31,
                                                                                    -------------------------------------

                                                                                          1998                1999
                                                                                    -----------------  ------------------

ASSETS:
     Cash and cash equivalents                                                    $       1,036,000   $        1,963,500

     Accounts receivable, less allowance of $5,500 and
       $700 for possible losses                                                              27,800               90,700

     Insurance claim receivable                                                                -                  27,900

     Prepaid expenses and other assets                                                       83,200              160,300

     Property, plant and equipment, less accumulated
       depreciation and amortization                                                      4,115,500            4,189,700

     Franchise cost, net of accumulated
       amortization of $114,500 and $127,400                                                 66,000               53,000

     Deferred loan costs and other deferred charges, net                                     88,900               52,800
                                                                                    -----------------    ----------------

                                                                                  $       5,417,400   $        6,537,900
                                                                                    =================    ================


                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
     Accounts payable                                                             $         420,800   $          425,500
     Due to affiliates                                                                      894,900            1,217,700
                                                                                    -----------------    ----------------

                  TOTAL LIABILITIES                                                       1,315,700            1,643,200
                                                                                    -----------------    ----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
     General partner                                                                        (31,700)             (23,800)
     Limited partners                                                                     4,133,400            4,918,500
                                                                                    -----------------    ----------------

                  TOTAL PARTNERSHIP CAPITAL                                               4,101,700            4,894,700
                                                                                    -----------------    ----------------


                                                                                  $       5,417,400   $        6,537,900
                                                                                    =================    ================


                 See accompanying notes to financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF OPERATIONS

                    =========================================



                                                                                        Year Ended December 31,
                                                                       -----------------------------------------------------
                                                                            1997                1998                1999
                                                                       ---------------    ---------------     --------------

REVENUES                                                           $        5,369,200  $       5,221,100  $        5,090,800
                                                                       ---------------    ---------------     --------------

OPERATING EXPENSES:
     Service costs                                                          2,012,500          1,848,400           1,928,600
     General and administrative expenses                                      857,400            676,000             761,700
     General Partner management fees
       and reimbursed expenses                                                603,600            660,300             590,400
     Depreciation and amortization                                            583,100            747,600             854,500
                                                                       ---------------    ---------------     --------------

                                                                            4,056,600          3,932,300           4,135,200
                                                                       ---------------    ---------------     --------------

                  Operating income                                          1,312,600          1,288,800             955,600
                                                                       ---------------    ---------------     --------------

OTHER INCOME (EXPENSE):
     Interest expense                                                        (107,500)          (103,900)            (92,400)
     Interest income                                                           34,700             25,700              61,900
     Casualty gain (loss)                                                     202,400           (271,000)           (113,300)
     Costs of potential sale of cable television system                        -                  -                  (18,800)
                                                                       ---------------    ---------------     --------------


                                                                              129,600           (349,200)           (162,600)
                                                                       ---------------    ---------------     --------------

NET INCOME                                                         $        1,442,200  $         939,600  $          793,000
                                                                       ===============    ===============     ==============

Net income allocated to General Partner                            $           14,400  $           9,400  $            7,900
                                                                       ===============    ===============     ==============

Net income allocated to Limited Partners                           $        1,427,800  $         930,200  $          785,100
                                                                       ===============    ===============     ==============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                            $            47.69   $          31.07   $           26.22
                                                                       ===============    ===============     ==============

WEIGHTED AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING THE YEAR                                           29,940             29,940              29,940
                                                                       ===============    ===============     ==============

                 See accompanying notes to financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   ==============================================


                                                                          General            Limited
                                                                          Partners           Partners             Total
                                                                        ---------------    ---------------     --------------

PARTNERSHIP CAPITAL (DEFICIT),
   January 1, 1997                                                   $       (55,500)   $     1,775,400    $    1,719,900

     Net income for year                                                      14,400          1,427,800         1,442,200
                                                                        ---------------    ---------------   ---------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1997                                                         (41,100)         3,203,200         3,162,100

     Net income for year                                                       9,400            930,200           939,600
                                                                        ---------------    ---------------   ---------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1998                                                         (31,700)         4,133,400         4,101,700

     Net income for year                                                       7,900            785,100           793,000
                                                                        ---------------    ---------------   ---------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1999                                                 $       (23,800)   $     4,918,500    $    4,894,700
                                                                        ===============    ===============   ===============



                 See accompanying notes to financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            STATEMENTS OF CASH FLOWS

                  =============================================



                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                              1997               1998                  1999
                                                                      -----------------    ----------------    -----------------

Cash flows from operating activities:
     Net income                                                    $        1,442,200   $          939,600  $          793,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                        583,100              747,600             854,500
         Amortization of deferred loan costs                                   50,300               29,500              29,700
         Casualty (gain) loss                                                (202,400)             271,000             113,300
         Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses
              and other assets                                                 40,000               65,500            (140,000)
           Insurance claim receivable                                        (163,900)             140,600                -
           Accounts payable                                                    81,100             (109,000)              4,700
                                                                      -----------------    ----------------    -----------------

              Net cash provided by operating activities                     1,830,400            2,084,800           1,655,200
                                                                      -----------------    ----------------    -----------------

Cash flows from investing activities:
     Capital expenditures                                                    (776,900)          (1,389,800)         (1,050,500)
     Increase in intangible assets                                            (48,700)              (8,600)               -
                                                                      -----------------    ----------------    -----------------

              Net cash used in investing activities                          (825,600)          (1,398,400)         (1,050,500)
                                                                      -----------------    ----------------    -----------------

Cash flows from financing activities:
     Repayment of debt                                                     (1,042,800)                -                   -
     Borrowings from affiliate                                                250,000                 -                   -
     Repayment of borrowings from affiliate                                      -                (250,000)               -
     Deferred loan costs                                                     (113,900)              (4,000)               -
     Due to affiliates                                                       (639,600)             140,700             322,800
                                                                      -----------------    ----------------    -----------------

              Net cash provided by (used in)
                financing activities                                       (1,546,300)            (113,300)            322,800
                                                                      -----------------    ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                         (541,500)             573,100             927,500

Cash and cash equivalents at beginning of year                              1,004,400              462,900           1,036,000
                                                                      -----------------    ----------------    -----------------

Cash and cash equivalents at end of year                           $          462,900   $        1,036,000  $        1,963,500
                                                                      =================    ================    =================





                 See accompanying notes to financial statements

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================


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

CASH EQUIVALENTS

                  For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of the instruments.

                  The Partnership has no cash equivalents at December 31, 1999.

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

                  Cable television systems                   5-15 years
                  Vehicles                                      3 years
                  Furniture and equipment                     5-7 years
                  Leasehold improvement                   Life of lease

FRANCHISE COST

                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Partnership is in the process of negotiating the renewal of expired franchise agreements for four of the Partnership's 22 franchises, which include approximately 54% of the Partnership's basic subscribers at December 31, 1999.

DEFERRED LOAN COSTS AND OTHER DEFERRED CHARGES

                  Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the loan. Other deferred charges are amortized using the straight-line method over two years.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================

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

INCOME TAXES

                  As a partnership, Enstar Income Program 1984-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1999, the book basis of the Partnership's net assets exceeds its tax basis by $1,421,300.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1999 in the financial statements is $355,500 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

RECLASSIFICATIONS

                  Certain prior years amounts have been reclassified to conform to the 1999 presentation.

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the General Partner. On September 10, 1993, the General Partner, purchased the general partnership interest held by Robert Graff, Jr., the individual general partner, in Enstar Income Program 1984-1, L.P. and five affiliated partnerships. The purchase was made pursuant to an agreement dated August 9, 1988 and amended September 10, 1993, by and among Enstar Communications Corporation, Falcon Cablevision and Robert Graff, Jr. Following the purchase, Enstar Communications Corporation became the sole general partner of Enstar Income Program 1984-1, L.P.

                  On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the General Partner. The General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================

NOTE 3 - POTENTIAL SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the General Partner has implemented a plan for liquidating the Partnership. In connection with that strategy, the General Partner has entered into an agreement with a cable broker to market the Partnership's cable systems to third parties. Should the Partnership receive offers from third parties for such assets, the General Partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the General Partner will proceed to liquidate the Partnership following the settlement of its final liabilities. The General Partner can give no assurance, however, that it will be able to generate a sale of the Partnership's cable assets. The financial statements do not reflect any adjustments that may result from the outcome of this uncertainty. On May 27, 1999, the General Partner signed a non-binding letter of intent to sell the Partnership's cable system in Kershaw, South Carolina to Catawba Services, Inc. but the parties have yet to reach a definitive agreement regarding the sale. As of December 31, 1999, the Partnership had incurred costs of approximately $18,800 related to the possible sale, which have been expensed.

NOTE 4 - INSURANCE CLAIM RECEIVABLE

                  Insurance claim receivable at December 31, 1999 represents an uncollected claim arising from storm related damage to the Partnership's Snow Hill, North Carolina cable system in September 1999. The Partnership recognized a loss of $113,300 in 1999 reflecting the net carrying value of the damaged assets over the anticipated insurance reimbursement. The deductible amounted to $92,000 and was funded from available cash reserves and operating cash flow. The Partnership anticipates that the claim will be adjusted for additional storm-related expenditures in 2000.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                           December 31,
                                             -----------------------------------
                                                  1998                1999
                                             ---------------      --------------


Cable television systems                   $     14,819,300    $     15,527,300
   Vehicles, furniture and
     equipment, and leasehold
     improvements                                   390,700             455,800
                                             ----------------     --------------


                                                 15,210,000          15,983,100

   Less accumulated depreciation and
     amortization                               (11,094,500)        (11,793,400)
                                             ----------------     --------------

                                           $      4,115,500     $     4,189,700
                                              ================    ==============

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================


NOTE 6 - NOTE PAYABLE - AFFILIATE

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the General Partner. The loan agreement provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership repaid its outstanding borrowings in 1998, although the Partnership may reborrow under the Facility in the future for the upgrade of the Partnership's systems. On November 12, 1999, in connection with the sale of the General Partner to Charter, the Facility was reduced to $4,800,000.

                  The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. The General Partner believes that the Partnership was in compliance with the covenants at December 31, 1999. See Note 7.

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

                  Future minimum rental payments under non-cancelable leases having remaining terms in excess of one year as of December 31, 1999 are as follows:

       Year                                 Amount
  ---------------                         ------------

     2000                              $       12,500
     2001                                      11,900
     2002                                       6,100
     2003                                       5,400
     2004                                       5,400
     Thereafter                                10,800
                                          ------------
                                       $       52,100
                                          ============

                  Rentals, other than pole rentals, charged to operations amounted to $31,800, $33,000 and $31,000 in 1997, 1998 and 1999, respectively.
Total expense charged to operations for pole rentals was $99,900, $105,800 and $99,400 in 1997, 1998 and 1999, respectively.

                  Other commitments include approximately $4,400,000 at December 31, 1999 to upgrade the Partnership's cable systems in eight franchise areas. Franchise agreements for the eight required upgrades specify completion dates ranging from June 2000 to February 2002.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  The city of Covington, Tennessee rejected the Partnership's franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and the Partnership has continued to operate its cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city is currently reviewing the proposed terms against a competing proposal to award the franchise to a municipal utility. There can be no assurance that the city will accept the Charter proposal. Should the city revoke the Partnership's right to operate its system in Covington, the loss of subscribers would have a significant adverse impact on the Partnership's financial condition and results of operations.

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership's franchise agreement with the city expired in 1995. As it has in Covington, the Partnership has continued to operate its cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership's management believes that if a competing system were built, the loss of subscribers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under the Partnership's loan agreement and would preclude the Partnership from borrowing under the Facility to finance its franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. See Note
6. As of December 31, 1999, there were 1,761 and 1,279 basic subscribers in the cities of Covington and Bolivar, respectively which together represent approximately 30% of the Partnership's basic subscribers at December 31, 1999.

                  The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecommunications Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecommunications Act, among other things, (i) ended the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions.

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

                  In October 1999, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter, including the Partnership.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

                  Approximately 63% of the Partnership's subscribers are served by its system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 8 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,200 was made during 1999. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1997 or 1998.

NOTE 9 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement with a wholly-owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $268,500, $261,100 and $254,500 during 1997, 1998 and 1999, respectively.

                  In addition to the monthly  management  fee,  the  Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services was $335,100, $399,200 and $335,900 during 1997, 1998 and 1999, respectively.

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

                  The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $104,300, $26,900 and $44,500 in 1997, 1998 and 1999, respectively. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                    =========================================


NOTE 9 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)


                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $1,195,900, $1,161,700 and $1,192,800 in 1997, 1998,
and 1999, respectively. Programming fees are included in service costs in the statements of operations.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  During the years ended December 31, 1997, 1998 and 1999, cash paid for interest amounted to $107,100, $103,900 and $92,400, respectively.

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

10.20 Amendment No. 9 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated June 17, 1992.(7)

10.21 Amendment No. 10 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated March 29, 1993.(7)

10.22 Amendment No. 11 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated March 29, 1994. (8)

10.23 Amendment No. 12 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated March 31, 1995.(9)

10.24 Amendment No. 13 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated March 27, 1996.(10)

10.25 Amendment No. 14 to Revolving Credit and Term Loan Agreement dated April 10, 1985 between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank, dated October 31, 1996.(11)

10.26 Loan Agreement between Enstar Income Program 1984-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.(12)

10.27    Franchise   Ordinance   granting  a  non-exclusive   community  antenna
         television franchise for Greene County, North Carolina.(13)

10.28    Franchise   Ordinance   granting  a  non-exclusive   community  antenna
         television franchise for the Town of Grifton, North Carolina.(14)

10.29    Franchise   Ordinance   granting  a  non-exclusive   community  antenna
         television franchise for the Town of Heath Springs, the Town of Kershaw and Lancaster County, South Carolina.(15)

21.1     Subsidiaries: None.

27.1     Financial Data Schedule.

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------


                               FOOTNOTE REFERENCES
                               -------------------


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

(13) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-13333 for the quarter ended March 31, 1999.

(14) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-13333 for the quarter ended June 30, 1999.

(15) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No.0-13333 for the fiscal year ended December 31, 1998.