Form 10-Q
period 2000-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2000-05-12
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2000
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       --------------------

                        Commission File Number  0-13333
                                               ----------

                       Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


  Georgia                                              58-1581136
--------------------------------        ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

12444 Powerscourt Dr., Suite 100
      St. Louis, Missouri                                63131
--------------------------------        ----------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number,
including area code:             (314) 965-0555
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




                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                   ==========================================


                                                                                            December 31,          March 31,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $         1,963,500  $         1,989,700

   Accounts receivable, less allowance of $700 and
       $6,400 for possible losses                                                                   90,700               22,600

   Insurance claim receivable                                                                       27,900              107,700

   Prepaid expenses and other assets                                                               160,300              149,200

   Property, plant and equipment, less accumulated
       depreciation and amortization of $11,793,400 and $11,954,500                              4,189,700            4,092,500

   Franchise cost, net of accumulated
       amortization of $127,400 and $129,300                                                        53,000               51,100

   Deferred loan costs and other deferred charges, net                                              52,800               53,700
                                                                                          -----------------    -----------------

                                                                                       $         6,537,900  $         6,466,500
                                                                                          =================    =================

                                              LIABILITIES AND PARTNERSHIP CAPITAL
                                              -----------------------------------
LIABILITIES:
   Accounts payable                                                                    $           425,500  $           213,800
   Due to affiliates                                                                             1,217,700              999,400
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                      1,643,200            1,213,200
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                                                 (23,800)             (20,200)
   Limited partners                                                                              4,918,500            5,273,500
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,894,700            5,253,300
                                                                                          -----------------    -----------------

                                                                                       $         6,537,900  $         6,466,500
                                                                                          =================    =================

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $        1,265,700  $        1,273,800
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  446,500             425,000
   General and administrative expenses                                                            164,000             224,000
   General Partner management fees
       and reimbursed expenses                                                                    147,900             138,000
   Depreciation and amortization                                                                  211,200             210,300
                                                                                          ----------------    -----------------

                                                                                                  969,600             997,300
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  296,100             276,500
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 10,900              22,500
   Interest expense                                                                               (23,700)            (17,100)
   Cost of sale of cable television systems                                                          -                 (3,100)
   Casualty gain                                                                                     -                 79,800
                                                                                          ----------------    -----------------

                                                                                                  (12,800)             82,100
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          283,300  $          358,600
                                                                                          ================    =================

Net income allocated to General Partner                                                $            2,800  $            3,600
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          280,500  $          355,000
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                              $             9.37  $            11.86
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          283,300  $          358,600
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                                              211,200             210,300
       Amortization of deferred loan costs                                                          7,400               7,500
       Decrease from changes in:
         Receivables, prepaid expenses and other assets                                          (145,100)               (600)
         Accounts payable                                                                        (150,100)           (211,700)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                            206,700             364,100
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (106,100)           (110,900)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                              259,000            (218,300)
   Deferred loan costs                                                                              -                  (8,700)
                                                                                          ----------------    -----------------

             Net cash provided by (used in) financing activities                                  259,000            (227,000)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  359,600              26,200

CASH AT BEGINNING OF PERIOD                                                                     1,036,000           1,963,500
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $        1,395,600  $        1,989,700
                                                                                          ================    =================

            See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       ===================================


1.   INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three months ended March 31, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

          The partnership has a management and service agreement with a wholly owned subsidiary of our general partner for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $63,700 for the three months ended March 31, 2000.

          In addition to the monthly management fee, we reimburse the manager for direct expenses incurred on behalf of the partnership, and for the partnership's allocable share of operational costs associated with services provided by the manager. All cable television properties managed by the general partner and its subsidiaries are charged a proportionate share of these expenses. Charter Communications Holding Company, LLC and its affiliates provide other management services for the partnership that were provided by Falcon Communications, L.P. and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the partnership for these services approximated $74,300 for the three months ended March 31, 2000. Management fees and reimbursed expenses due the general partner are non-interest bearing.

          On September 30, 1997, the general partner contributed $462,300 of previously deferred management fees and reimbursed expenses as an equity contribution to Enstar Finance Company, LLC, a subsidiary of the general partner. The balance remains an outstanding obligation of the partnership. In the normal course of business, we pay a commitment fee to Enstar Finance Company, our primary lender.

          We also receive certain system operating management services from Charter and other affiliates of the general partner in addition to the manager, due to the fact that there are no such employees directly employed by the partnership. We reimburse the affiliates for our allocable share of the affiliates' operational costs. The total amount charged to the partnership for these costs approximated $27,300 in the three months ended March 31, 2000. No management fee is payable to the affiliates by the partnership and there is no duplication of reimbursed expenses and costs paid to the manager.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       ===================================


2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

          Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon Communications. Falcon Communications charged the Partnership for these costs based on an estimate of what the general partner could negotiate for such programming services for the 15 partnerships managed by the general partner as a group. Charter charges the partnership for these costs based on its costs. The partnership recorded programming fee expense of $259,300 for the three months ended March 31, 2000. Programming fees are included in service costs in the statements of operations.

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

4.   SUBSEQUENT EVENT

          On April 14, 2000, the general partner signed a non-binding letter of intent to sell all of the partnership's cable television systems excluding its system in Kershaw, South Carolina. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes a majority of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

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

          This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership.

RESULTS OF OPERATIONS

          Our revenues increased from $1,265,700 to $1,273,800, or by less than 1.0%, for the three months ended March 31, 2000 compared to the corresponding quarter of 1999. Of the $8,100 increase, $22,700 was due to increases in regulated service rates that we implemented in 1999 and $11,700 was due to increases in other revenue producing items. These increases were partially offset by a $26,300 decrease due to decreases in the number of subscriptions for basic, pay, tier and equipment rental services. As of March 31, 2000, the partnership had approximately 10,900 basic subscribers and 4,200 premium service units.

          Our service costs decreased from $446,500 to $425,000, or by 4.8%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees and increases in capitalization of labor and overhead costs due to a greater number of capital projects during the first three months of 2000. Programming fees decreased as a result of lower rates that Charter has extended to the partnership.

          Our general and administrative expenses increased from $164,000 to $224,000, or by 36.6%, for the three months ended March 31, 2000 as compared to the first quarter of 1999, primarily due to increases in personnel costs, professional fees, customer billing costs and bad debt expense.

          Our management fees and reimbursed expenses decreased from $147,900 to $138,000, or by 6.7%, for the three months ended March 31, 2000 as compared to the first quarter of the first three months of 1999. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased due to lower allocated personnel costs, telephone expense and corporate office expenses.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

          Our depreciation and amortization expense decreased from $211,200 to $210,300, or by less than 1.0%, for the three months ended March 31, 2000 as compared to the corresponding quarter of 1999. The decrease was primarily due to the effect of certain intangible assets becoming fully amortized.

          Our operating income decreased from $296,100 to $276,500, or by 6.6%, for the three months ended March 31, 2000 as compared to the equivalent period in 1999, primarily due to increases in personnel costs and professional fees as described above.

          Our interest income increased from $10,900 to $22,500 for the three months ended March 31, 2000 as compared to the first quarter of 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned on invested funds.

          Our interest expense decreased from $23,700 to $17,100, or by 27.8%, for the three months ended March 31, 2000 as compared to the first three months of 1999, primarily due to a reduction in commitment fees paid under our loan facility, which was reduced on November 12, 1999.

          Due to the factors described above, our net income increased from $283,300 to $358,600, or by 26.6%, for the three months ended March 31, 2000 compared to the first three months of 1999.

          Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles, or GAAP, and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 40.1% to 38.2% during the three months ended March 31, 2000 as compared to the corresponding period in 1999. The decrease was primarily due to increases in personnel cost and professional fees as described above. EBITDA decreased from $507,300 to $486,800, or by 4.0%, during the three months ended March 31, 2000 as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

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

          In accordance with the partnership agreement, the general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the general partner has entered

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

          into an agreement with a cable broker to market the partnership's cable systems to third parties. Should the partnership receive offers from third parties for such assets and should the general partner enter into an agreement to sell such assets, the general partner will prepare a proxy or written consent solicitation for submission to the limited partners for the purpose of approving or disapproving such sale. If all of the partnership's assets are sold, the general partner will proceed to liquidate the partnership following the settlement of its final liabilities. We can give no assurance, however, that we will be able to generate a sale of the partnership's cable assets.

          On May 27, 1999, the general partner signed a non-binding letter of intent to sell the partnership's cable system in Kershaw, South Carolina to Catawba Services, Inc., but the parties have yet to reach a definitive agreement regarding the sale. On April 14, 2000, the general partner signed a non-binding letter of intent to sell all of the partnership's cable television systems excluding its system in Kershaw, South Carolina. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The more recent prospective buyer seeks to purchase a large group of cable television systems, which includes a majority of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's general partner. There is no assurance that definitive sale agreements will be executed, and if so, whether the proposed sales will be consummated. Even if the limited partners do approve the sales, consummation of the sales is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the multiple system sale by other selling partnerships.

          The partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were $110,900 for the three months ended March 31, 2000. As of the date of this report, substantially all of the available channel capacity in our cable television systems is being utilized and each of the systems requires an upgrade. We presently estimate that the entire upgrade program will require aggregate capital expenditures of approximately $8,300,000 and will cover 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4.4 million and must be completed by June 2000, December 2001 and February 2002, and will most likely impact any offers we receive for our systems. We believe that possible borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

          We do not expect to complete the first upgrade by the required date of June 30, 2000. If the partnership fails to complete the upgrade in a timely manner, the franchise agreement imposes a penalty of $100 per day that the violation continues beginning on July 1, 2000. The project has been delayed due to the general partner's intention to sell the system, which is located in Kershaw, South Carolina. A request has been submitted to the franchise authority to extend the date by which the upgrade must be completed. There can be no assurance that such an extension will be granted and that the partnership will not incur the penalty imposed by the franchise agreement. The imposition of the $100 per day penalty for an extended period would not have a material adverse impact on our results of operations or financial condition.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

          Our loan facility with Enstar Finance Company has a maximum loan commitment of $4,800,000. We had no outstanding borrowings under the facility as of March 31, 2000.

          Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.5% at March 31 2000) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the partnership to resume paying distributions at this time.

          The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system in Covington and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the partnership that was subsequently rejected. At this time, a municipal utility is moving forward with its plan to obtain financing for construction of a system that would compete directly with the partnership's system. Construction is targeted to occur over an 18-month period. As it has been proposed, the new system would be more technically advanced than the partnership's system and offer high speed internet access in addition to cable television services. We believe that such a system, if built, would result in a loss of our subscribers and have a significant adverse impact on the partnership's financial condition and results of operations.

          In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. This would require the partnership to identify alternative sources of financing. The general partner is assessing various strategies to mitigate the impact of these potential overbuilds in the event that our systems are not sold to third parties. As of March 31, 2000, there were approximately 1,800 and 1,300 basic subscribers in the cities of Covington and Bolivar, respectively.

          Falcon Communications purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

owned or managed by Falcon Communications through November 12, 1999, and currently managed by Charter, including those of the partnership. We have recorded a receivable of approximately $107,700 for insurance recovery due us under this policy.

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

          We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We did not incur expense in the first three months of 2000 related to the Year 2000 date change.

          Three months ended March 31, 2000 and 1999
          ------------------------------------------

          Our operating activities provided $157,400 more cash in the three months ended March 31, 2000 than in the first three months of 1999. Changes in accounts receivable and prepaid expenses used $144,500 less cash in the first three months of 2000 due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $61,600 more cash in the first three months of 2000 for the payment of liabilities owed to third party creditors due to differences in the timing of payments.

          Investing activities used $4,800 more cash during the three months ended March 31, 2000 than in the corresponding quarter of 1999 due to an increase in capital expenditures. Financing activities used $486,000 more cash in three months ended March 31, 2000 than in the comparable quarter of 1999. We used $477,300 more cash to pay liabilities owed to the General Partner and other affiliates due to differences in the timing of payments. We also used $8,700 more cash in the first three months of 2000 for deferred loan costs related to our amended loan facility.

INFLATION

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.






PART II.          OTHER INFORMATION

ITEMS 1-4.        Not applicable.

ITEM 5.           Other Information.

                  On April 14, 2000,  the general  partner  signed a non-binding letter  of  intent  to  sell  all of the  partnership's  cable television systems excluding its system in Kershaw, South Carolina. The sale of the partnership's assets is subject to approval by a majority of the limited partners and other standard closing conditions, such as obtaining regulatory approvals. The prospective buyer seeks to purchase a large group of cable television systems, which includes a majority of the partnership's systems as well as certain systems owned by other partnerships under the common control of the partnership's general partner. There is no assurance that a definitive sale agreement will be executed, and if so, whether the proposed sale will be consummated. Even if the limited partners do approve the sale, consummation of the sale is subject to certain factors beyond the partnership's control, including receipt of regulatory approvals and approval of the sale by other selling partnerships.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibit 10.30 - Amendment  No. 2 to Loan
                        Agreement  between  Enstar Income Program
                        1984-1, L.P. and Enstar Finance Company,
                        LLC.

                        Exhibit 27.1 - Financial Data Schedule.

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


                           By: ENSTAR COMMUNICATIONS CORPORATION
                                      General Partner






Date:  May 12, 2000        By: /s/  Kent D. Kalkwarf
                               ---------------------
                               Kent D. Kalkwarf
                               Senior Vice President and Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number                             Description


10.30 Amendment No. 2 to Loan Agreement between Enstar Income Program 1984-1, L.P. and Enstar Finance Company, LLC.

27.1     Financial Data Schedule.