Form 10-Q
period 2000-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2000-08-14
CIK 737762




                                                SECURITIES AND EXCHANGE COMMISSION
                                                      WASHINGTON, D.C. 20549

                                              -----------------------------------------

                                                             FORM 10-Q

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              June 30, 2000
                                               ----------------------------------------

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
                                                                         -------------

                                                Enstar Income Program 1984-1, L.P.
------------------------------------------------------------------------------------------------------------------------------------
                                      (Exact name of Registrant as specified in its charter)

                           Georgia                                                                       58-1581136
--------------------------------------------------------------                            ------------------------------------------
      (State or other jurisdiction of incorporation or                                     (I.R.S. Employer Identification Number)
                        organization)

              12444 Powerscourt Dr., Suite 100
                     St. Louis, Missouri                                                                    63131
--------------------------------------------------------------                            ------------------------------------------
          (Address of principal executive offices)                                                       (Zip Code)

Registrant's telephone number, including area               (314) 965-0555
code:                                             -----------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ----   ----


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                            CONDENSED BALANCE SHEETS

             ======================================================

                                                                                            December 31,           June 30,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)

ASSETS:
   Cash                                                                                   $      1,963,500     $      2,565,800

   Accounts receivable, net of allowance for doubtful accounts of $700 and
       $11,200, respectively                                                                        90,700              269,900

   Insurance claim receivable                                                                       27,900              107,700

   Prepaid expenses and other assets                                                               160,300              105,800

   Property, plant and equipment, net of accumulated
       depreciation of $11,793,400 and $12,167,900, respectively                                 4,189,700            4,036,400

   Franchise cost, net of accumulated
       amortization of $127,400 and $131,100, respectively                                          53,000               49,300

   Deferred loan costs and other deferred charges, net                                              52,800               46,500
                                                                                          -----------------    -----------------

                                                                                          $      6,537,900     $      7,181,400
                                                                                          =================    =================

                                              LIABILITIES AND PARTNERSHIP CAPITAL
                                              -----------------------------------
LIABILITIES:
   Accounts payable                                                                       $        425,500     $        344,100
   Due to affiliates                                                                             1,217,700            1,220,900
                                                                                          -----------------    -----------------

                                                                                                 1,643,200            1,565,000
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partner                                                                                 (23,800)             (16,600)
   Limited partners                                                                              4,918,500            5,633,000
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,894,700            5,616,400
                                                                                          -----------------    -----------------

                                                                                          $      6,537,900      $     7,181,400
                                                                                          =================    =================





        The accompanying notes are an integral part of these condensed financial statements.

---------
*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

             =====================================================



                                                                                     Unaudited
                                                                        -------------------------------------
                                                                                 Three months ended
                                                                                      June 30,
                                                                        -------------------------------------
                                                                               1999                 2000
                                                                        ----------------    -----------------


REVENUES                                                                $     1,284,400     $     1,265,300
                                                                        ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                487,100             368,600
   General and administrative expenses                                          191,500             165,500
   General partner management fees
       and reimbursed expenses                                                  151,400             142,200
   Depreciation and amortization                                                230,400             215,500
                                                                        ----------------    -----------------

                                                                              1,060,400             891,800
                                                                        ----------------    -----------------

OPERATING INCOME                                                                224,000             373,500
                                                                        ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                               13,000              29,200
   Interest expense                                                             (23,500)            (18,300)
   Cost of sale of cable television systems                                       -                 (21,300)
                                                                        ----------------    -----------------
                                                                                (10,500)            (10,400)
                                                                        ----------------    -----------------

NET INCOME                                                              $       213,500     $       363,100
                                                                        ================    =================

Net income allocated to General Partner                                 $         2,100     $         3,600
                                                                        ================    =================

Net income allocated to Limited Partners                                $       211,400     $       359,500
                                                                        ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                               $          7.06     $         12.01
                                                                        ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                             29,940              29,940
                                                                        ================    =================


        The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              ====================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                                  1999               2000
                                                                                          ----------------    -----------------


REVENUES                                                                                  $     2,550,100     $     2,539,100
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  933,600             791,100
   General and administrative expenses                                                            355,500             362,700
   General partner management fees
       and reimbursed expenses                                                                    299,300             309,500
   Depreciation and amortization                                                                  441,600             425,800
                                                                                          ----------------    -----------------

                                                                                                2,030,000           1,889,100
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  520,100             650,000
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 23,900              51,700
   Interest expense                                                                               (47,200)            (35,400)
   Cost of sale of cable television systems                                                         -                 (24,400)
   Casualty gain                                                                                    -                  79,800
                                                                                          ----------------    -----------------

                                                                                                  (23,300)             71,700
                                                                                          ----------------    -----------------

NET INCOME                                                                                $       496,800     $       721,700
                                                                                          ================    =================

Net income allocated to General Partner                                                   $         5,000     $         7,200
                                                                                          ================    =================

Net income allocated to Limited Partners                                                  $       491,800     $       714,500
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                 $         16.43     $         23.86
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================




        The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ====================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                                  1999                 2000
                                                                                          ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $       496,800     $       721,700
   Adjustments to reconcile net income to net cash
       from operating activities:
       Depreciation and amortization                                                              441,600             425,800
       Amortization of deferred loan costs                                                         14,800              14,900
       Changes in:
         Receivables, prepaid expenses and other assets                                          (130,200)           (195,300)
         Accounts payable and due to affiliates                                                   215,600             (78,300)
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                 1,038,600             888,800
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (341,600)           (277,400)
                                                                                          ----------------    -----------------

             Net cash from investing activities                                                  (341,600)           (277,400)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                                              -                  (9,100)
                                                                                          ----------------    -----------------

             Net cash from financing activities                                                     -                  (9,100)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  697,000             602,300

CASH AT BEGINNING OF PERIOD                                                                     1,036,000           1,963,500
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                     $     1,733,000     $     2,565,800
                                                                                          ================    =================



        The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             =====================================================




1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for the Enstar Income Program 1984-1, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $63,300 and $127,000 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, management fee expense approximated $64,700 and $127,500, respectively. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $78,900 and $182,500 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Partnership for these services approximated $86,700 and $171,800, respectively.

                  On September 30, 1997, ECC contributed $462,300 of previously deferred management fees and reimbursed expenses as an equity contribution to Enstar Finance Company, LLC, a subsidiary of ECC. The balance remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to Enstar Finance Company, LLC, its primary lender, when there are amounts outstanding under the facility and pays a commitment fee on the unborrowed portion of its facility.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

                      ====================================




                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $232,800 and $492,100 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense was $302,800 and $592,800, respectively. Programming fees are included in service costs in the statements of operations.

3.     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.


4.       SALE OF CABLE SYSTEMS

                  On June 21, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina and Brownsville, Tennessee, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,119 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.

              NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

                      =====================================




                  The Partnership entered into an asset purchase agreement to sell the Partnership's remaining cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). The closing of the sale is to occur on or before August 31, 2000. Completion of this sale is subject to standard closing conditions, such as obtaining regulatory approvals. There can be no assurance that this proposed sale will be completed.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                  Revenues decreased from $1,284,400 to $1,265,300, or by 1.5%, and from $2,550,100 to $2,539,100, or by 0.4%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $19,100 decrease for the three months ended June 30, 2000, $39,700 was due to decreases in the number of subscribers for basic, pay, tier, and equipment rental services. These decreases were partially offset by a $16,200 increase due to increases in regulated service rates that we implemented in 1999 and a $4,400 increase in other revenue producing items. Of the $11,000 decrease in revenues for the six months ended June 30, 2000, $66,000 was due to decreases in the number of subscribers for basic, pay, tier, and equipment rental services. The decreases were partially offset by a $38,900 increase in regulated service rates that we implemented in 1999 and a $16,100 increase in other revenue producing items. As of June 30, 2000, the partnership had approximately 10,600 basic subscribers and 4,100 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $830,000 to $676,300, or by 18.5%, and from $1,588,400 to $1,463,300, or by 7.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Service costs decreased from $487,100 to $368,600, or by 24.3%, and from $933,600 to $791,100, or by 15.3%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees and increases in capitalization of labor and overhead costs due to a greater number of capital projects during the first six months of 2000 and certain costs incurred at the Partnership prior to the Charter acquisition on November 12, 1999 that are now incurred by Charter and reimbursed by the

                       ENSTAR INCOME PROGRAM 1984-1,L.P.



Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to the Partnership and a decrease in subscribers.

                  General and administrative expenses decreased from $191,500 to $165,500, or by 13.6%, and increased from $355,500 to $362,700, or by 2.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. For the three months ended June 30, 2000, the decrease is due to decreases in personnel costs, insurance costs and certain costs incurred by Charter and reimbursed by the Partnership prior to the Charter acquisition. For the six months ended June 30, 2000, the increase is due to increases in professional fees, postage, and bad debt expense.

                  General partner management fees and reimbursed expenses decreased from $151,400 to $142,200, or by 6.1%, and increased from $299,300 to $309,500, or by 3.4%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase for the six months ended June 30, 2000, represents certain costs incurred by Charter that were previously incurred by the Partnership prior to the Charter acquisition. The decrease for the three months ended June 30, 2000, represents certain costs that Charter has been able to eliminate.

                  Depreciation and amortization expense decreased from $230,400 to $215,500, or by 6.5%, and from $441,600 to $425,800, or by 3.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease was primarily due to the effect of certain intangible assets becoming fully amortized.

                  Operating income increased from $224,000 to $373,500, or by 66.7%, and from $520,100 to $650,000, or by 25.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to decreases in personnel costs, professional fees, and programming fees as described above.

                  Interest income increased from $13,000 to $29,200, or by 124.6%, and from $23,900 to $51,700, or by 116.3%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment.

                  Interest expense decreased from $23,500 to $18,300, or by 22.1%, and from $47,200 to $35,400, or by 25.0%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in commitment fees paid under our loan facility, which was reduced on November 12, 1999.

                  Cost of sale of cable television systems was $21,300 and $24,400 for the three and six months ended June 30, 2000. These costs relate to professional fees incurred in preparation for the sale of the Kershaw, South Carolina, cable television system.

                  Casualty gain was $0 and $79,800 for the three and six months ended June 30, 2000. This gain relates to an insurance reimbursement received in the first quarter of 2000 for damages caused by Hurricane Floyd in September 1999. The reimbursement was used for plant repairs and refunds to customers for cable outages.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.


                  Due to the factors described above, our net income increased from $213,500 to $363,100, or by 70.1%, and from $496,800 to $721,700, or by
45.3%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 35.4% to 46.6% and 37.7% to 42.4% during the three and six months ended June 30, 2000, as compared to the corresponding period in 1999. The increase was primarily due to decreases in personnel costs, professional fees, and programming fees as described above. EBITDA increased from $454,400 to $589,000, or by 29.6%, and from $961,700 to $1,075,800, or by 11.9%, during the three and six months ended June 30, 2000, as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

                  In accordance with the partnership agreement, the Enstar Communications Corporation has implemented a plan for liquidating the Partnership. On June 21, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina and Brownsville, Tennessee, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,119 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing

                       ENSTAR INCOME PROGRAM 1984-1,L.P.


conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  The Partnership entered into an asset purchase agreement to sell the Partnership's remaining cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). The closing of the sale is to occur on or before August 31, 2000. Completion of this sale is subject to standard closing conditions, such as obtaining regulatory approvals. There can be no assurance that this proposed sale will be completed.

                  As of the date of this report, each of our systems requires an upgrade, as substantially all of the available channel capacity in our cable television systems is being utilized. We presently estimate that the entire upgrade program will cover 12 franchise areas and require aggregate capital expenditures of approximately $8,300,000. Of the 12 franchise areas to be upgraded, the upgrade is required with respect to eight franchise areas and to be completed by June 2000, December 2001 and February 2002. These required upgrades are estimated to cost approximately $4.4 million. The Partnership did not complete the first required upgrade by June 30, 2000 due to the general partner's intention to sell the system located in Kershaw, South Carolina. However, the Partnership has been granted an extension until December 2000 to complete this upgrade. If the franchise authority imposes the $100 per day penalty for failing to timely complete the upgrade, it is not expected to have a material adverse impact on our results of operations or financial condition.

                  The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were $277,400 for the six months ended June 30, 2000. We believe that possible borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

                  Our loan facility with Enstar Finance Company, LLC, has a maximum loan commitment of $4,800,000. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. We had no outstanding borrowings under the facility as of June 30, 2000.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.135% at June 30, 2000) plus 0.625%, or at an offshore rate (6.27% at June 30, 2000) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.


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

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the Partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. Enstar Communications Corporation is assessing various strategies to mitigate the impact of these potential overbuilds in the event that our systems are not sold to third parties. As of June 30, 2000, there were approximately 1,800 and 1,300 basic subscribers in the cities of Covington and Bolivar, respectively.

                  Falcon purchased insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon through November 12, 1999, and currently managed by Charter, including those of the Partnership. We have recorded a receivable of approximately $107,700 for insurance recovery due to us under this policy.

                  Approximately 65% of our subscribers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  Our operating activities provided $149,800 less cash in the six months ended June 30, 2000 than in the first six months of 1999. Changes in accounts receivable and prepaid expenses used $65,100 more cash in the first six months of 2000 due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $293,900 more cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2000 due to differences in the timing of payments.

                       ENSTAR INCOME PROGRAM 1984-1,L.P.



                  Investing activities used $64,200 less cash during the six months ended June 30, 2000 than in the corresponding quarter of 1999 due to a decrease in capital expenditures. Financing activities used $9,100 more cash in the six months ended June 30, 2000 than in the comparable six months of 1999 due to deferred loan costs related to our amended loan facility.

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

                       ENSTAR INCOME PROGRAM 1984-1,L.P.



PART II.                   OTHER INFORMATION


ITEMS 1-5.                 Not applicable.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a)      Exhibits


                                    10.1    Asset Purchase Agreement dated June
                                            21, 2000, by and among Multimedia
                                            Acquisition Corp., as Buyer, and
                                            Enstar Income Program 1984-1, L.P.,
                                            Enstar Income Program IV-3, L.P.,
                                            Enstar Income/Growth Program Six-A,
                                            L.P., Enstar VII, L.P., Enstar VIII,
                                            L.P. and Enstar X, Ltd., as Sellers.
                                            (1)

                                    27.1    Financial Data Schedule.*

                           (b)      Reports on Form 8-K

                                    -       On June 30, 2000, an 8-K dated June
                                            21, 2000, was filed to announce an
                                            Asset Purchase Agreement dated June
                                            21, 2000, by and among Multimedia
                                            Acquisition Corp., as Buyer, and
                                            Enstar Income Program 1984-1, L.P.,
                                            Enstar Income Program IV-3, L.P.,
                                            Enstar Income/Growth Program Six-A,
                                            L.P., Enstar VII, L.P., Enstar VIII,
                                            L.P. and Enstar X, Ltd., as Sellers
                                            (Item 5).

                                    -       On July 18, 2000, an 8-K dated July
                                            14, 2000, was filed to announce a
                                            change in the Partnership's
                                            principal independent accountants
                                            (Item 4).

-------

* Filed herewith.


(1) Incorporated by reference to the report on Form 8-K of Enstar Income Program 1984-1, L.P. filed on June 30, 2000 (File No. 000-13333).

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        ENSTAR INCOME PROGRAM 1984-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                          ----------------------------
                                  (Registrant)


                              By:  ENSTAR COMMUNICATIONS CORPORATION
                                    General Partner






Date: August 14, 2000         By: /s/  Kent D. Kalkwarf
                                  ----------------------------------------------
                                  Kent D. Kalkwarf
                                  Executive Vice President and Chief
                                   Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

                                  EXHIBIT INDEX






Exhibit
Number                      Description


10.1 Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P. and Enstar X, Ltd., as Sellers (incorporated by reference to the Current Report on Form 8-K of Enstar Income Program 1984-1, L.P., filed on June 30, 2000, File No. 000-13333).

27.1     Financial Data Schedule.