Form 10-Q
period 2000-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2000-11-14
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000
                               ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               --------------------       --------------------

                    Commission File Number    0-13333
                                            -----------

                       Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                    58-1581136
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
   incorporation or organization)

12444 Powerscourt Dr., Suite 100
     St. Louis, Missouri                                63131
--------------------------------         ---------------------------------------
     (Address of principal                            (Zip Code)
       executive offices)

Registrant's telephone number, including area code:    (314) 965-0555
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


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                     ======================================

                                                                                            December 31,        September 30,
                                                                                               1999*                 2000
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $         1,963,500  $         8,079,100

   Accounts receivable, net of allowance for doubtful accounts of $700 and
       $25,900, respectively                                                                        90,700              480,500

   Insurance claim receivable                                                                       27,900               -

   Prepaid expenses and other assets                                                               160,300              118,200

   Property, plant and equipment, net of accumulated
       depreciation of $11,793,400 and $10,020,300, respectively                                 4,189,700            3,044,400

   Franchise cost, net of accumulated
       amortization of $127,400 and $24,800, respectively                                           53,000               57,300

   Deferred loan costs and other deferred charges, net                                              52,800               38,700
                                                                                          -----------------    -----------------

                                                                                       $         6,537,900  $        11,818,200
                                                                                          =================    =================

                                              LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                    $           425,500  $           303,500
   Due to affiliates                                                                             1,217,700            1,842,800
                                                                                          -----------------    -----------------

                                                                                                 1,643,200            2,146,300
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                                 (23,800)              26,300
   Limited Partners                                                                              4,918,500            9,645,600
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              4,894,700            9,671,900
                                                                                          -----------------    -----------------

                                                                                       $         6,537,900  $        11,818,200
                                                                                          =================    =================



The accompanying notes are an integral part of these condensed financial statements.

-------------
*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

            =======================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $        1,285,500  $        1,159,400
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  504,500             476,500
   General and administrative expenses                                                            174,500             264,600
   General partner management fees
       and reimbursed expenses                                                                    155,500             150,100
   Depreciation and amortization                                                                  201,700             223,800
                                                                                          ----------------    -----------------

                                                                                                1,036,200           1,115,000
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  249,300              44,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 18,600              35,700
   Interest expense                                                                               (22,600)            (18,500)
   Loss on sale of fixed assets                                                                    (2,100)              -
   Gain of sale of cable television systems                                                         -                4,234,700
                                                                                          ----------------    -----------------

                                                                                                   (6,100)          4,251,900
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          243,200  $        4,296,300
                                                                                          ================    =================

Net income allocated to General Partner                                                $            2,400  $           43,000
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          240,800  $        4,253,300
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                              $             8.04  $           142.06
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================

The accompanying notes are an integral part of these condensed financial statements.
                                       -3-

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

            ========================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $        3,835,600  $        3,698,500
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                1,438,100           1,267,600
   General and administrative expenses                                                            530,000             627,300
   General partner management fees
       and reimbursed expenses                                                                    454,800             459,600
   Depreciation and amortization                                                                  643,300             649,600
                                                                                          ----------------    -----------------

                                                                                                3,066,200           3,004,100
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  769,400             694,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 42,500              87,400
   Interest expense                                                                               (69,800)            (53,900)
   Loss on sale of fixed assets                                                                    (2,100)               -
   Gain on sale of cable system                                                                     -               4,210,300
   Casualty gain                                                                                    -                  79,800
                                                                                          ----------------    -----------------

                                                                                                  (29,400)          4,323,600
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          740,000  $        5,018,000
                                                                                          ================    =================

Net income allocated to General Partner                                                $            7,400  $           50,200
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          732,600  $        4,967,800
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                              $            24.47  $           165.93
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                               29,940              29,940
                                                                                          ================    =================

The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

               ==================================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1999                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          740,000  $        5,018,000
   Adjustments to reconcile net income to net cash
       from operating activities:
       Depreciation and amortization                                                              643,300             649,600
       Amortization of deferred loan costs                                                         22,300              22,400
       Gain on sale of cable system                                                                 -              (4,210,300)
       Changes in:
         Receivables, prepaid expenses and other assets                                          (155,700)           (331,800)
         Accounts payable and due to affiliates                                                  (129,800)            471,900
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                 1,120,100           1,619,800
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (553,700)           (481,300)
   Proceeds from sale of cable system                                                               -               5,250,000
   Increase in intangible assets                                                                    -                 (23,000)
                                                                                          ----------------    -----------------

             Net cash from investing activities                                                  (553,700)          4,745,700
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                        -                (240,800)
   Deferred loan costs                                                                              -                  (9,100)
                                                                                          ----------------    -----------------

             Net cash from financing activities                                                     -                (249,900)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  566,400           6,115,600

CASH AT BEGINNING OF PERIOD                                                                     1,036,000           1,963,500
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $        1,602,400  $        8,079,100
                                                                                          ================    =================


The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

           ==========================================================




1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for the Enstar Income Program 1984-1, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $58,000 and $184,900 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, management fee expense approximated $64,300 and $191,800, respectively. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. Such services were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $92,100 and $274,700 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Partnership for these services approximated $91,300 and $263,100, respectively.

                  On September 30, 1997, ECC contributed $462,300 of previously deferred management fees and reimbursed expenses as an equity contribution to Enstar Finance Company, LLC, a subsidiary of ECC. The balance remains an outstanding obligation of the Partnership. In the

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

           ==========================================================




normal course of business, the Partnership pays interest and principal to Enstar Finance Company, LLC, its primary lender, when there are amounts outstanding under the facility and pays a commitment fee on the unborrowed portion of its facility.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $239,400 and $731,500 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, programming fee expense was $314,000 and $906,800, respectively. Programming fees are included in service costs in the statements of operations.

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


4.     SALE OF CABLE SYSTEMS

                  On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina and Brownsville, Tennessee, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,119 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

           =========================================================

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

                  On August 31, 2000, the Partnership completed the first closing of the sale of the Partnership's cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). The second close is scheduled to occur November 30, 2000 to account for any working capital adjustments. The sale resulted in a gain on sale of cable system of $4,210,300 for the nine months ended September 30, 2000.

5.       SUBSEQUENT EVENT

                  On October 10, 2000 a distribution of approximately $4,700,000 or $157 per limited partnership unit, less applicable state income tax, was made resulting from the sale of the Partnership's cable systems serving Kershaw, South Carolina, described above.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                  Revenues decreased from $1,285,500 to $1,159,400, or by 9.8%, and from $3,835,600 to $3,698,500, or by 3.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $126,100 decrease for the three months ended September 30, 2000, $99,900 was due to decreases in the number of subscribers for basic, pay, tier, and equipment rental services. A net decrease of $30,000 was due to reduced promotional rates offered during the summer of 2000, offset by an increase in regulated service rates implemented in 1999. These decreases were partially offset by a $3,800 increase in other revenue producing items. Of the $137,100 decrease in revenues for the nine months ended September 30, 2000, $165,900 was due to decreases in the number of subscribers for basic, pay, tier, and equipment rental services. The decreases were partially offset by a $8,900 net increase in regulated service rates that we implemented in 1999, offset by a decrease due to reduced promotional rates offered during the summer of 2000, and a $19,900 increase in other revenue producing items. As of September 30, 2000, the partnership had approximately 8,100 basic subscribers and 6,100 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $834,500 to $891,200, or by 6.8%, and decreased from $2,422,900 to $2,354,500, or by
2.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Service costs decreased from $504,500 to $476,500, or by 5.6%, and from $1,438,100 to $1,267,600, or by 11.9%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing

                       ENSTAR INCOME PROGRAM 1984-1, L.P.



cable services to customers. The decrease was primarily due to decreases in programming fees and increases in capitalization of labor and overhead costs due to a greater number of capital projects during the first nine months of 2000. In addition, certain costs incurred at the Partnership prior to the Charter acquisition on November 12, 1999, are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to the Partnership and a decrease in subscribers. In addition, there were no September 2000 expenses relating to the Kershaw system, as it was sold on August 31, 2000.

                  General and administrative expenses increased from $174,500 to $264,600, or by 51.6%, and from $530,000 to $627,300, or by 18.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase is due to increases in customer billing and bad debt expenses.

                  General partner management fees and reimbursed expenses decreased from $155,500 to $150,100, or by 3.5%, and increased from $454,800 to $459,600, or by 1.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease for the three months ended September 30, 2000 was due to the sale of the Kershaw system in August, 2000. The increase for the nine months ended September 30, 2000, is attributable to costs incurred by Charter that were previously incurred by the Partnership.

                  Depreciation and amortization expense increased from $201,700 to $223,800, or by 11.0%, and from $643,300 to $649,600, or by 1.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to asset additions relating to cable system upgrades.

                  Due to the factors described above, operating income decreased from $249,300 to $44,400, or by 82.2%, and from $769,400 to $694,400, or by
9.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Interest income increased from $18,600 to $35,700, or by 91.9%, and from $42,500 to $87,400, or by 105.6%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment during 2000.

                  Interest expense decreased from $22,600 to $18,500, or by 18.1%, and from $69,800 to $53,900, or by 22.8%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a reduction in commitment fees paid under our loan facility, which was reduced on November 12, 1999.

                  Gain on sale of cable system of $4,234,700 and $4,210,300 for the three and nine months ended September 30, 2000, related to the sale of our Kershaw system, completed on August 31, 2000.

                  Casualty gain was $0 and $79,800 for the three and nine months ended September 30, 2000. This gain relates to an insurance reimbursement received in the first quarter of 2000 for damages caused by Hurricane Floyd in September 1999. The reimbursement was used for plant repairs and refunds to customers for cable outages.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                  Due to the factors described above, our net income increased from $243,200 to $4,296,300, or by 1,666.6%, and from $740,000 to $5,018,000, or by 578.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 23.1% to 35.1% and 36.3% to 36.8% during the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999. The increase was primarily due to decreases in personnel costs, professional fees, and programming fees as described above. EBITDA decreased from $451,000 to $268,200 or by 40.5%, and from $1,412,700 to $1,344,000, or by
4.9%, during the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

                  In accordance with the partnership agreement, the Enstar Communications Corporation has implemented a plan for liquidating the Partnership. On June 21, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina and Brownsville, Tennessee, as well as certain assets of other affiliates.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  On August 31, 2000, the Partnership completed the first closing of the sale of the Partnership's cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). The second close is scheduled to occur November 30, 2000 to account for any working capital adjustments. The sale resulted in a gain on sale of cable system of $4,210,300 for the nine months ended September 30, 2000.

                  As of the date of this report, each of our systems requires an upgrade, substantially all of the available channel capacity in our cable television systems is being utilized. We presently estimate that the entire upgrade program will cover 12 franchise areas and require aggregate capital expenditures of approximately $8,300,000. Of the 12 franchise areas to be upgraded, the upgrades are required with respect to eight franchise areas and are projected to be completed by June 2000, December 2001 and February 2002. These required upgrades are estimated to cost approximately $4,400,000. The Partnership did not complete the first required upgrade by June 30, 2000 due to the general partner's intention to sell the system located in Kershaw, South Carolina. However, the Partnership has been granted an extension until December 2000 to complete this upgrade. If the franchise authority imposes the $100 per day penalty for failing to timely complete the upgrade, it is not expected to have a material adverse impact on our results of operations or financial condition.

                  The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were $481,300 for the nine months ended September 30, 2000. We believe that possible borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

                  Our loan facility with Enstar Finance Company, LLC, has a maximum loan commitment of $4,800,000. We pay a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. We had no outstanding borrowings under the facility as of September 30, 2000.

                  Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at September 30, 2000) plus 0.625%, or at an offshore rate (6.74% at September 30, 2000) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

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

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the Partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. Enstar Communications Corporation is assessing various strategies to mitigate the impact of these potential overbuilds in the event that our systems are not sold to third parties. As of September 30, 2000, there were approximately 1,700 and 1,200 basic subscribers in the cities of Covington and Bolivar, respectively.

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

                  Approximately 81% of our subscribers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                  Our operating activities provided $499,700 more cash in the nine months ended September 30, 2000, than in the corresponding period of 1999. Changes in accounts receivable and prepaid expenses used $176,100 more cash in the first nine months of 2000, than in the corresponding period in 1999, due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $601,700 less cash to pay liabilities owed to affiliates and third party creditors during the nine months ended September 30, 2000, than in the corresponding period in 1999, due to differences in the timing of payments.

                  Investing activities provided $5,299,400 more cash during the nine months ended September 30, 2000, than in the corresponding period of 1999. Capital expenditures decreased $72,000 in the first nine months on 2000, as compared to the corresponding period in 1999. Proceeds from the sale of our Kershaw cable system provided $5,250,000 during 2000. We used $23,000 more cash to pay for certain intangible assets in the first nine months of 2000, than in the corresponding period in 1999.

                  Financing activities used $249,900 more cash in the nine months ended September 30, 2000, than in the corresponding period of 1999, due to distribution to our partners and to deferred loan costs related to our amended loan facility.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.




PART II.                   OTHER INFORMATION


ITEMS 1-5.                 Not applicable.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a)      Exhibits


                                    10.1   Amendment  dated  September 29, 2000,
                                           of the Asset Purchase Agreement dated
                                           June   21,   2000,   by   and   among
                                           Multimedia   Acquisition   Corp.,  as
                                           Buyer,   and  Enstar  Income  Program
                                           1984-1,  L.P.,  Enstar Income Program
                                           IV-3,  L.P.,   Enstar   Income/Growth
                                           Program  Six-A,   L.P.,  Enstar  VII,
                                           Enstar  VIII and Enstar X,  Ltd.,  as
                                           Sellers.(1)

                                    27.1   Financial Data Schedule.*

                           (b)      Reports on Form 8-K

                                    -   None

-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income/ Growth Program Six-A, L.P. filed on November 13, 2000 (File No. 00017687).

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


                                 By: ENSTAR COMMUNICATIONS CORPORATION
                                     General Partner






Date: November 14, 2000          By:  /s/ Kent D. Kalkwarf
                                      ---------------------
                                      Kent D. Kalkwarf
                                      Executive Vice President and Chief
                                      Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX






Exhibit
Number                             Description


10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income/Growth Program Six-A, L.P. filed on November 13, 2000, File No. 00017687).

27.1     Financial Data Schedule.