Form 10-K405
period 2000-12-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2001-03-30
CIK 737762

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                              -----------   ------------

               Commission File Number 0-13333

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
    ------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                        GEORGIA                                                   58-1581136
--------------------------------------------------------                  ----------------------------
            (State or other jurisdiction of                                    (I.R.S. Employer
            incorporation or organization)                                  Identification Number)

           12444 POWERSCOURT DR., SUITE 100
                  ST. LOUIS, MISSOURI                                                63131
--------------------------------------------------------                  ----------------------------
       (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:                             (314) 965-0555
                                                                          ----------------------------
Securities registered pursuant to Section 12 (b) of the Act:                         NONE

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
Yes X   No
   ---    --

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

                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1.        BUSINESS

INTRODUCTION

               Enstar Income Program 1984-1, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on December 12, 1983. The general partner of the Partnership is Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina, and Brownsville, Tennessee, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,000 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

               On November 30, 2000, the Partnership completed the second closing of the sale of the Partnership's cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments were $5,229,500. The sale resulted in a gain on sale of cable system of $4,349,800.

               On October 10, 2000, a distribution of approximately $4,938,600 or approximately $165 per limited partnership unit was made resulting from the sale of the Partnership's cable systems serving Kershaw, South Carolina, described above.

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

               Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

- broadcast television signals of local network, independent and educational stations
- a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN
-       various satellite - delivered, non-broadcast channels, such as

        -       Cable News Network, or "CNN"
        -       MTV: Music Television, or "MTV"
        -       The USA Network
        -       ESPN
        -       Turner Network Television, or "TNT" and
        -       The Disney Channel

- programming originated locally by the cable television system, such as public, educational and government access programs, and
- information displays featuring news, weather, stock market and financial reports, and public service announcements.

               For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

               We began our cable television business operations in 1984 with the acquisition of several cable television systems and expanded our operations in 1985 with additional system acquisitions. We sold some of our cable television systems during 1986 and 1987. As of December 31, 2000, we offered cable service in South Carolina, North Carolina and Tennessee. The two South Carolina systems are located in and around the cities of Kershaw, in Lancaster County, and River Hills, in York County. Our North Carolina system serves portions of Greene County, including the municipalities of Grifton, Snow Hill, Hookerton and

Walstonburg. The three Tennessee systems cover portions of the municipalities of Covington, Bolivar, Brownsville and Burlison. As of December 31, 2000, we served approximately 8,333 basic subscribers in these areas. We do not expect to make any additional acquisitions during the remaining term of the Partnership.

               Charter receives a management fee and reimbursement of expenses from the general partner for managing our cable television operations. See Item 11., "Executive Compensation."

               The Chief Executive Officer of the Corporate General Partner is Jerald L. Kent. The principal executive offices of the Partnership and the general partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

               As discussed in prior reports, we postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, our cable television systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The Partnership is party to a loan agreement with an affiliate which provided for a revolving loan facility of $7,481,700. Upon the acquisition of the Corporate General Partner by Charter on November 12, 1999, the facility was reduced to $4.8 million. Prior to listing our cable television systems for sale, we had expected to use borrowings under the loan facility to upgrade our cable television systems. Our upgrade program, in the event we are not able to sell our cable television systems to a third party, is presently estimated to require aggregate capital expenditures of approximately $8,300,000 and covers 12 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4.4 million and must be completed by June 2000, December 2001 and February 2002, and will most likely negatively impact any offers we receive for our cable television systems. See "Digital Compression," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

               Decentralized Management

               The Corporate General Partner manages the Partnership's cable television systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

               The table below sets forth operating statistics for our cable television systems as of December 31, 2000.

                                                                                                    Average
                                                                                                    Monthly
                                                                     Premium                      Revenue Per
                          Homes         Basic          Basic         Service        Premium          Basic
System                  Passed(1)    Subscribers   Penetration(2)   Units(3)    Penetration(4)   Subscriber(5)
------                  ---------    -----------   --------------   ---------   --------------   -------------
Snow Hill, NC              5,614        1,560           27.8%           924          59.2%           $37.59

Covington, TN              4,626        2,673           57.8%         1,534          57.4%           $38.03

Brownsville, TN           11,496        4,100           35.7%         3,273          79.8%           $38.03
                        ---------    --------                        ------
Total                     21,736        8,333           38.3%         5,731          68.8%           $37.95
                         =======     ========                        ======

        (1) Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

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

        (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

CUSTOMER RATES AND SERVICES

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

               At December 31, 2000, our monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $23.40 to $24.52 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

               The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2000, we had 12 employees, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate our business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

               As part of our commitment to customer service, we seek to apply technological advances in the cable television industry to our cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Currently, our cable television systems have an average channel capacity of 38, which was 97% utilized at December 31, 2000. We believe that system upgrades would enable us to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the application of digital compression. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PROGRAMMING

               We purchase basic and premium programming for our systems from Charter. In turn, Charter charges the Partnership for these costs at its costs, which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Partnership for these services based on an estimate of what the general partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Partnership's cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, our management cannot predict the impact of such potential payments on our business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly our programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

               Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

               As of December 31, 2000, we operated cable systems in 17 franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on our systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

               The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                                Number of          Percentage of
       Year of              Number of             Basic                Basic
 Franchise Expiration      Franchises          Subscribers          Subscribers
 --------------------      ----------          -----------          -----------
   Prior to 2002                  4                  5,691             68.3%
   2002 - 2006                    6                    496              6.0%
   2007 and after                 7                  2,146             25.7%
                                 --                  -----
   Total                         17                  8,333            100.0%
                                 ==                  =====

               As of December 31, 2000, the franchise agreements have expired in four of our franchise areas where we serve 5,691 basic subscribers. We continue to serve these customers while we are in negotiations to extend the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities. As of December 31, 2000, all areas were served by franchises. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by our clustering strategy. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

               The city of Covington, Tennessee rejected the Partnership's franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in Enstar from Falcon to Charter. In November 2000, the city sold $5.3 million in municipal bonds to finance the construction of a municipally owned cable system. Should the determination not to renew the franchise be upheld, or if the Partnership did not have the authority to transfer Falcon's interest to Charter, then the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of subscribers would have a significant adverse impact on the Partnership's financial condition and results of operations.

               In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the Partnership has continued to operate its cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the Partnership's financial condition and results of operations. As in Covington, the loss of the franchise in Bolivar could be considered an event of default under the Partnership's loan facility, which would require the partnership to identify alternative sources of financing. As of December 31, 2000, there were 1,799 and 1,283 basic subscribers in the cities of Covington and Bolivar, respectively.

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

               DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in

November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

               SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

               WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multi-point distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

               As of December 31, 2000, approximately 41% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

               The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

               Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which terminates in 2002.

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

               INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon, recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

               Under the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also under the 1992 Cable Act, the FCC has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multi-channel video subscribers, including cable and direct broadcast satellite subscribers. However, this provision has been stayed pending further judicial review.

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

               ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multi-channel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy.

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

               OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

-       equal employment opportunity,

-       subscriber privacy,

-       programming practices, including, among other things,

        (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

        (2)     network program non-duplication,

        (3)     local sports blackouts,

        (4)     indecent programming,

        (5)     lottery programming,

        (6)     political programming,

        (7)     sponsorship identification,

        (8)     children's programming advertisements, and

        (9)     closed captioning,

-       registration of cable systems and facilities licensing,

-       maintenance of various records and public inspection files,

-       aeronautical frequency usage,

-       lockbox availability,

-       antenna structure notification,

-       tower marking and lighting,

-       consumer protection and customer service standards,

-       technical standards,

-       consumer electronics equipment compatibility, and

-       emergency alert systems.

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

               COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

               STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

               While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 787 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

               The partnership agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be allocated one percent to the Corporate General Partner and 99% to the limited partners until the limited partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the limited partners have received cash flow equal to their initial investment, the Corporate General Partner will receive a one percent allocation of cash flow from liquidating a system until the limited partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the limited partners. All allocations to individual limited partners will be based on their respective capital accounts. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

               The policy of the Corporate General Partner (although there is no contractual obligation to do so) is to cause the Partnership to make cash distributions on a quarterly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from partnership operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon our results of operations and the Corporate General Partner's determination of whether otherwise available funds are needed for the Partnership's ongoing working capital and liquidity requirements. It is also the Corporate General Partner's policy to distribute available net proceeds from sales of cable television systems.

               We began making periodic cash distributions to limited partners during 1984 and discontinued distributions in January 1990. No distributions were made during 1998 and 1999. In 2000, we distributed $4,988,500 to our partners from the proceeds received from the sale of our Kershaw, South Carolina cable system. For more information regarding distributions, see Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

               Our ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank financing, regulatory or legislative developments governing the cable television industry, sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. Our loan facility does not restrict the payment of distributions to partners unless an event of default exists or our ratio of debt to cash flow is greater than 4 to 1.

ITEM 6.        SELECTED FINANCIAL DATA

               Set forth below is selected financial data of the Partnership for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                          Year Ended December 31
                                                  ------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1996           1997           1998          1999           2000
                                                   -----------   -----------    -----------    -----------   -----------
   Revenues                                        $ 5,243,500   $ 5,369,200    $ 5,221,100    $ 5,090,800   $ 4,642,500
   Costs and expenses                               (3,175,000)   (3,473,500)    (3,184,700)    (3,280,700)   (3,226,700)
   Depreciation and amortization                      (570,600)     (583,100)      (747,600)      (854,500)     (852,400)
   Operating income                                  1,497,900     1,312,600      1,288,800        955,600       563,400

   Interest expense                                   (187,900)     (107,500)      (103,900)       (92,400)      (32,200)
   Interest income                                      43,500        34,700         25,700         61,900       173,600
   Gain on sale of cable assets                            100             -              -              -     4,349,800
   Casualty gain (loss)                                      -       202,400       (271,000)      (113,300)       79,800
   Other                                                     -             -              -        (18,800)      (94,000)
                                                   -----------   -----------   ------------   ------------   -----------
   Net income                                      $ 1,353,600   $ 1,442,200   $    939,600   $    793,000   $ 5,040,400
                                                   ===========   ===========   ============   ============   ===========
   Distributions paid to partners                  $         -   $         -   $          -   $          -   $ 4,988,500
                                                   ===========   ===========   ============   ============   ===========
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
   Net income                                      $     44.76   $     47.69   $      31.07   $      26.22   $    166.67
                                                   ===========   ===========   ============   ============   ===========
   Distributions                                   $         -   $         -   $          -   $          -   $    164.95
                                                   ===========   ===========   ============   ============   ===========
OTHER OPERATING DATA

   Net cash from operating activities              $ 1,804,800   $ 1,830,400    $ 2,084,800    $ 1,655,200   $ 1,308,600
   Net cash from investing activities               (1,170,000)     (825,600)    (1,398,400)    (1,050,500)    4,092,200
   Net cash from financing activities                 (565,700)   (1,546,300)      (113,300)       322,800    (4,997,500)
   EBITDA(1)                                         2,068,500     1,895,700      2,036,400      1,810,100     1,415,800
   EBITDA to revenues                                   39.4%         35.3%          39.0%          35.6%         30.5%
   Total debt to EBITDA                                    .5x           .1x          -              -              -
   Capital expenditures                            $ 1,149,600  $    776,900    $ 1,389,800    $ 1,050,500   $ 1,124,500

                                                                             As of December 31
                                                  -----------------------------------------------------------------------
BALANCE SHEET DATA                                    1996           1997           1998          1999           2000
                                                   -----------   -----------    -----------    -----------   -----------

   Total assets                                    $ 4,605,200   $ 4,696,100    $ 5,417,400    $ 6,537,900   $ 6,430,200
   Total debt                                        1,042,800       250,000          -              -                 -
   General partner's deficit                           (55,500)      (41,100)       (31,700)       (23,800)      (23,300)
   Limited partners' capital (deficit)               1,775,400     3,203,200      4,133,400      4,918,500     4,969,900

--------
        (1) EBITDA is calculated as operating income before depreciation and amortization. Based on our experience in the cable television industry, we believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in our primary debt instrument use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. You should not consider EBITDA as an alternative to net income as an indicator of our financial performance or as an alternative to cash flows as a measure of liquidity. In addition, our definition of EBITDA may not be identical to similarly titled measures used by other companies.

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

RESULTS OF OPERATIONS

               2000 COMPARED TO 1999

               Our revenues decreased from $5,090,800 to $4,642,500, or by 8.8%, for the year ended December 31, 1999, compared to 1998. Of the $448,300 decrease, $338,000 was due to the sale of our Kershaw cable system and $169,200 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. These decreases were partially offset by a $32,700 increase due to increases in regulated service rates we implemented in 2000 and a $26,200 increase in other revenue producing items. As of December 31, 2000, we had approximately 8,333 basic subscribers and 5,731 premium service units.

               Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in Corporate General Partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and Corporate General Partner management fees and reimbursed expenses decreased from $3,280,700 to $3,226,700, or by 1.6% for the year ended December 31, 2000, as compared to 1999.

               Our service costs decreased from $1,928,600 to $1,649,800, or by 14.5%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

               Our general and administrative expenses increased from $761,700 to $1,006,500, or by 32.1%, for the year ended December 31, 2000, as compared to 1999, primarily due to increases in customer billing and bad debt expenses.

               Our management fees and reimbursed expenses decreased from $590,400 to $570,400, or by 3.4%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs.

               Our depreciation and amortization expense decreased from $854,500 to $852,400, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999, primarily due to the sale of our Kershaw cable system.

               Due to the factors described above, our operating income decreased from $955,600 to $563,400, or by 41.0%, for the year ended December 31, 2000, as compared to 1999.

               Our interest expense decreased from $92,400 to $32,200, or by 65.2%, for the year ended December 31, 2000, as compared to 1999, primarily due to the repayment of borrowings under our loan facility in 1999 and the reclassification of certain bank charges from interest expense to general and administrative expense.

               Our interest income increased from $61,900 to $173,600, or by 180.5%, for the year ended December 31, 2000, as compared to 1999, primarily due to higher average cash balances available for investment.

               We recognized a $4,349,800 gain in 2000 on the sale of our Kershaw cable system.

               We recognized a $79,800 casualty gain during 2000 related to storm damage sustained by our North Carolina system in September 1999.

               Our other expenses of $94,000 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our Kershaw cable system and the potential sale of other partnership assets.

               Due to the factors described above, our net income increased from $793,000 to $5,040,400, or by 535.6%, for the year ended December 31, 2000, compared to 1999.

               EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 35.6% in 1999 to 30.5% during 2000. Due to the factors described above, EBITDA decreased from $1,810,100 to $1,415,800, or by 21.8%, as a result.

               1999 COMPARED TO 1998

               Our revenues decreased from $5,221,100 to $5,090,800, or by 2.5%, for the year ended December 31, 1999, compared to 1998. Of the $130,300 decrease, $155,200 was due to decreases in the number of subscriptions for basic, pay, tier and equipment rental services and $25,200 was due to decreases in other revenue producing items. These decreases were partially offset by a $50,100 increase due to increases in regulated service rates we implemented in 1999. As of December 31, 1999, we had approximately 10,800 basic subscribers and 4,200 premium service units.

               Our service costs increased from $1,848,400 to $1,928,600, or by 4.3%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in personnel costs, programming expenses and franchise fees.

               Our general and administrative expenses increased from $676,000 to $761,700, or by 12.7%, for the year ended December 31, 1999, as compared to 1998, primarily due to increases in insurance premiums and personnel costs.

               Our management fees and reimbursed expenses decreased from $660,300 to $590,400, or by 10.6%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased as a result of lower allocated personnel costs.

               Our depreciation and amortization expense increased from $747,600 to $854,500, or by 14.3%, for the year ended December 31, 1999, as compared to 1998, primarily due to depreciation of asset additions including expenditures to replace segments of our North Carolina cable plant and subscriber connections that were damaged by a storm.

               Our operating income decreased from $1,288,800 to $955,600, or by 25.9%, for the year ended December 31, 1999, as compared to 1998, primarily due to increases in depreciation and amortization expense and decreases in revenues as described above.

               Our interest expense decreased from $103,900 to $92,400, or by 11.1%, for the year ended December 31, 1999, as compared to 1998, primarily due to the repayment of borrowings under our loan facility in 1998. Interest expense in both years includes interest paid on the unborrowed portion of our loan facility and loan costs which have been amortized to interest expense.

               Our interest income increased from $25,700 to $61,900 for the year ended December 31, 1999, as compared to 1998, primarily due to higher average cash balances available for investment.

               Due to the factors described above, our net income decreased from $939,600 to $793,000, or by 15.6%, for the year ended December 31, 1999, compared to 1998.

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

               DISTRIBUTIONS TO PARTNERS

               As provided in our partnership agreement, distributions to partners are funded from income before depreciation and amortization after providing for working capital and other liquidity requirements, including debt service and capital expenditures not otherwise funded by borrowings. We did not make distributions during 1998 or 1999. We can not make any assurances regarding the level or timing of future distributions, if any. We distributed $4,988,500 in 2000 to our partners, related to the sale of our cable system serving Kershaw, South Carolina.

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


               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina, and Brownsville, Tennessee, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,100 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

               On November 30, 2000, the Partnership completed the second closing of the sale of the Partnership's cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments, were $5,229,500. The sale resulted in a gain on sale of cable system of $4,349,800.

               On October 10, 2000, a distribution of approximately $4,938,600 or $165 per limited partnership unit, was made resulting from the sale of the Partnership's cable systems serving Kershaw, South Carolina, described above.

               The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were approximately $1,125,000 for the year ended December 31, 2000. As of the date of this report, substantially all of the available channel capacity in our cable television systems is being utilized and each of the systems requires an upgrade. We presently estimate that the entire upgrade program will require aggregate capital expenditures of approximately $3.0 million and will cover 7 franchise areas. These upgrades are currently required in six existing franchise agreements covering eight franchise areas. The upgrades required by the six existing franchise agreements are estimated to cost approximately $4.4 million and must be completed by June 2000, December 2001 and February 2002, and will most likely impact any offers we receive for our systems. We believe that possible borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements.

               On September 30, 1997, Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner, obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to us and certain of the other partnerships managed by the Corporate General Partner. Our maximum loan commitment was approximately $7,481,700 through November 12, 1999. After that date, our commitment was reduced to $4,800,000 under the EFC facility, which was reduced to $15 million.

               Our loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the general partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

               The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in Enstar from Falcon to Charter. In November 2000, the city sold $5,300,000 in municipal bonds to finance the construction of a municipally owned cable system. Should the determination not to renew the franchise be upheld, or if the Partnership did not have the authority to transfer Falcon's interest to Charter, then the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of subscribers would have a significant adverse impact on the Partnership's financial condition and results of operations.

               In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. Our franchise agreement with the city expired in 1995. As we have in Covington, the Partnership has continued to operate its cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of subscribers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either franchise would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. As in Covington, the loss of the franchise in Bolivar could be considered an event of default under the Partnership's loan facility, which would require the Partnership to identify alternative sources of financing. As of December 31, 2000, there were 1,799 and 1,283 basic subscribers in the cities of Covington and Bolivar, respectively.

               Beginning in August 1997, the Corporate General Partner elected to self-insure our cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

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

               Approximately 49% of our subscribers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

               2000 VS. 1999

               Our operating activities provided $346,600 less cash in the year ended December 31, 2000, than in 1999. Changes in accounts receivable, prepaid expenses and other assets provided $55,000 less cash in 2000 than in 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses. We used $154,100 more cash in 2000 for the payment of liabilities owed to third party creditors due to differences in the timing of payments.

               Our investing activities provided $5,142,700 more cash in the year ended December 31, 2000, than in 1999 due to a $74,000 increase in capital expenditures, a $12,800 increase in expenditures for intangible assets and $5,229,500 in proceeds from the sale of our cable system serving Kershaw, South Carolina. Financing activities used cash of $4,997,500 in 2000 as compared to 1999 when such activities provided $322,800.

               1999 VS. 1998

               Our operating activities provided $429,600 less cash in the year ended December 31, 1999, than in 1998. Changes in accounts receivable and prepaid expenses provided $205,500 less cash in 1999 than in 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses. We used $113,700 less cash in 1999 for the payment of liabilities owed to third party creditors due to differences in the timing of payments.

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

               Previously reported in Current Report on Form 8-K, dated July 17, 2000.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The general partner of a partnership may be considered for certain purposes the functional equivalent of directors and executive officers. Enstar Communications Corporation is the sole general partner of the Partnership. Since its incorporation in Georgia in 1982, the general partner has been engaged in the cable-telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the general partner managed cable television systems serving approximately 76,046 basic subscribers.

               Following the acquisition of the general partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the general partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:


NAME                           POSITION
----                           --------
Jerald L. Kent                 Director, President and Chief Executive Officer

David C. Andersen              Senior Vice President - Communications

David G. Barford               Executive Vice President and Chief Operating Officer

Mary Pat Blake                 Senior Vice President - Marketing and Programming

Eric A. Freesmeier             Senior Vice President - Administration

Thomas R. Jokerst              Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf               Executive Vice President and Chief Financial Officer

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

Michael E. Riddle              Senior Vice President and Chief Information Officer

Steven A. Schumm               Executive Vice President, Assistant to the President

Curtis S. Shaw                 Senior Vice President, General Counsel and Secretary

Steven E. Silva                Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith, III     Senior Vice President of Operations - Western Division

               Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

               The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the general partner.

ITEM 11.       EXECUTIVE COMPENSATION

MANAGEMENT FEE

               The Partnership has a management agreement with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages our systems and provides operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The management agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the management agreement. The management agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. to provide management services for us and paid Falcon Communications, L.P. a portion of the management fees it received in consideration of such services and reimbursed Falcon Communications, L.P. for expenses incurred by Falcon Communications, L.P. on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon Communications, L.P., has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

               For the fiscal year ended December 31, 2000, Enstar Cable charged us management fees of approximately $232,100. We also reimbursed Enstar Cable, Charter and its affiliates approximately $338,300 for system operating management services. In addition, programming services were purchased through Charter. We paid Charter approximately $939,600 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

               The Corporate General Partner is entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               As of February 28, 2000, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                               Name and Address                       Amount and Nature of         Percent
       Title of Class                         of Beneficial Owner                    Beneficial Ownership         of Class
     -------------------                      -------------------                    ---------------------        --------
Units of Limited                 Madison Liquidity Investors, 104 LLC                       2,458(1)                8.2%
   Partnership Interest          6143 S. Willow Drive, Suite 340
                                 Englewood, CO  80111

Units of Limited                 Paul Isaacs                                                1,510(1)                5.0%
   Partnership Interest          7 Douglas Lane
                                 Larchmont, NY  10538

 (1)  As reported to us by our transfer agent, Gemisys Corporation.

               The Corporate General Partner is a wholly owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST

               On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation from Falcon Holding Group, L.P. and assumed the management services operations of Falcon Communications, L.P. Charter now manages the operations of the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the general partner to Falcon Communications, L.P.

               The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See
Item 11., "Executive Compensation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the Corporate General Partner have their personal employment with Charter Communications, Inc., and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership's affairs.

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

               The partnership agreement provides that the Corporate General Partner will be indemnified by the Partnership for acts performed within the scope of its authority under the partnership agreement if the Corporate General Partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the partnership agreement provides that the Corporate General Partner will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the general partner determines, a liability insurance policy which insures the general partner, Charter and its affiliates (which include CC VII), officers and directors and other persons determined by the general partner, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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


(b)                   Reports on Form 8-K

                      On December 15, 2000, an 8-K dated December 15, 2000, was filed to announce the withdrawal of a Preliminary Consent Statement filed on November 17, 2000.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                     ENSTAR INCOME PROGRAM 1984-1, L.P.
                                     By:    Enstar Communications Corporation,
                                            Corporate General Partner

                                            By: /s/   Jerald L. Kent
                                                --------------------
                                                Jerald L. Kent
                                                Director, President and
                                                 Chief Executive Officer



               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

                Signatures                                               Title(*)
       --------------------------                    ---------------------------------------------


       /s/ Jerald L. Kent                             Director, President and Chief Executive Officer
       ------------------                             (Principal Executive Officer)
       Jerald L. Kent




       /s/ Kent D. Kalkwarf                           Executive Vice President and Chief Financial Officer
       --------------------                            (Principal Financial Officer and
       Kent D. Kalkwarf                                  Principal Accounting Officer)

(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                         PAGE
                                                                                         ----
Report of Independent Public Accountants                                                  F-2

Balance Sheet as of December 31, 2000                                                     F-3

Financial Statements for the year ended December 31, 2000:

  Statement of Operations                                                                 F-4

  Statement of Partnership Capital (Deficit)                                              F-5

  Statement of Cash Flows                                                                 F-6

Notes to Financial Statements                                                             F-7

Report of Independent Auditors                                                           F-16

Balance Sheet - December 31, 1999                                                        F-17

Financial Statements for each of the two years in the period ended December 31, 1999:

  Statements of Operations                                                               F-18

  Statements of Partnership Capital (Deficit)                                            F-19

  Statements of Cash Flows                                                               F-20

Notes to Financial Statements                                                            F-21

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.



                                      F-1                                 1984-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Enstar Income Program 1984-1, L.P.:


We have audited the accompanying balance sheet of Enstar Income Program 1984-1, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program 1984-1, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
  March 23, 2001


                                      F-2                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS
                                     ------
ASSETS:
  Cash and cash equivalents                                                          $  2,366,800
  Accounts receivable                                                                     495,900
  Prepaid expenses and other assets                                                        67,500
  Property, plant and equipment, net                                                    3,425,500
  Franchise cost, net of accumulated amortization of $26,500                               48,100
  Deferred financing costs and other deferred charges, net                                 26,400
                                                                                     ------------
                                                                                     $  6,430,200
                                                                                     ============

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
  Accounts payable                                                                   $    571,200
  Accrued liabilities                                                                     716,100
  Due to affiliates                                                                       196,300
                                                                                     ------------
         Total liabilities                                                              1,483,600
                                                                                     ------------
PARTNERSHIP CAPITAL (DEFICIT):
  General partner                                                                         (23,300)
  Limited partners                                                                      4,969,900
                                                                                     ------------
         Total partnership capital                                                      4,946,600
                                                                                     ------------
                                                                                     $  6,430,200
                                                                                     ============



         The accompanying notes are an integral part of this statement.

                                      F-3                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUES                                                                              $ 4,642,500
                                                                                      -----------
OPERATING EXPENSES:
  Service costs                                                                         1,649,800
  General and administrative expenses                                                   1,006,500
  General partner management fees and reimbursed expenses                                 570,400
  Depreciation and amortization                                                           852,400
                                                                                      -----------
                                                                                        4,079,100
                                                                                      -----------
         Operating income                                                                 563,400
                                                                                      -----------
OTHER INCOME (EXPENSE):
  Interest income                                                                         173,600
  Interest expense                                                                        (32,200)
  Gain on sale of cable television system                                               4,349,800
  Casualty gain                                                                            79,800
  Other                                                                                   (94,000)
                                                                                      -----------
                                                                                        4,477,000
                                                                                      -----------
         Net income                                                                   $ 5,040,400
                                                                                      ===========


NET INCOME ALLOCATED TO GENERAL PARTNER                                               $    50,400
                                                                                      ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                              $ 4,990,000
                                                                                      ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                                   $    166.67
                                                                                      ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                     29,940
                                                                                      ===========



         The accompanying notes are an integral part of this statement.

                                      F-4                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)


                                                                              General        Limited
                                                                              Partner        Partners        Total
                                                                              -------        --------        -----
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000                                $(23,800)     $ 4,918,500     $ 4,894,700

   Net income                                                                   50,400        4,990,000       5,040,400
   Distributions                                                               (49,900)      (4,938,600)     (4,988,500)
                                                                              --------      -----------     -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000                              $(23,300)     $ 4,969,900     $ 4,946,600
                                                                              ========      ===========     ===========


         The accompanying notes are an integral part of this statement.

                                      F-5                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                           $ 5,040,400
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                                          852,400
     Gain on sale of cable system                                                                        (4,349,800)
     Changes in-
       Accounts receivable, prepaid expenses and other assets                                               (85,000)
       Accounts payable, accrued liabilities and due to/from affiliates                                    (149,400)
                                                                                                        -----------
           Net cash from operating activities                                                             1,308,600
                                                                                                        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                  (1,124,500)
   Increase in intangible assets                                                                            (12,800)
   Proceeds from sale of cable system                                                                     5,229,500
                                                                                                        -----------
           Net cash from investing activities                                                             4,092,200
                                                                                                        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                             (4,988,500)
   Deferred loan costs                                                                                       (9,000)
                                                                                                        -----------
           Net cash from financing activities                                                            (4,997,500)
                                                                                                        -----------
           Net increase in cash and cash equivalents                                                        403,300

CASH AND CASH EQUIVALENTS, beginning of year                                                              1,963,500
                                                                                                        -----------
CASH AND CASH EQUIVALENTS, end of year                                                                  $ 2,366,800
                                                                                                        ===========

CASH PAID FOR INTEREST                                                                                  $         -
                                                                                                        ===========



         The accompanying notes are an integral part of this statement.

                                      F-6                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

               The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

               Cable distribution systems                     5-15 years
               Vehicles                                          3 years
               Furniture and equipment                         5-7 years
               Leasehold improvements                      Life of lease

FRANCHISE COST

               Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership.

               As of December 31, 2000, the franchise agreements have expired in four of the Partnership's franchise areas where it serves 5,691 basic subscribers. The Partnership continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchising authorities.

DEFERRED FINANCING COSTS AND OTHER DEFERRED CHARGES

               Costs related to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowings. Other deferred charges are amortized using the straight-line method over two years.




                                      F-7                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

               If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

               Cable television revenues from basic and premium services are recognized when the related services are provided.

               Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

               Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

               The Partnership expenses all advertising costs as incurred.

INCOME TAXES

               As a partnership, Enstar Income Program 1984-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's net assets exceeds its tax basis by approximately $1,170,000.

               The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $209,600 less than tax income for the same period, caused principally by timing differences in depreciation expense.




                                      F-8                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEGMENTS

               The Partnership has one segment, cable services.

USE OF ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PARTNERSHIP MATTERS

               The Partnership was formed December 12, 1983, to acquire, construct, improve, develop and operate cable television systems. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership. Sale of interests in the Partnership began in February 1984, and the initial closing took place in May 1984. The Partnership continued to raise capital until $7,500,000 (the maximum) was sold by September 1984. The Partnership acquired its first property subsequent to the initial closing. The Partnership acquired several other operating properties during 1984 and 1985.

               On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the General Partner. On September 10, 1993, the Corporate General Partner purchased the general partnership interest held by Robert Graff, Jr., the individual general partner, in Enstar Income Program 1984-1, L.P. and five affiliated partnerships. The purchase was made pursuant to an agreement dated August 9, 1988, and amended September 10, 1993, by and among Enstar Communications Corporation, Falcon Cablevision and Robert Graff, Jr. Following the purchase, Enstar Communications Corporation became the sole general partner of Enstar Income Program 1984-1, L.P.




                                      F-9                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)


               On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

               The partnership agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be allocated 1% to the general partner and 99% to the limited partners until the limited partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the limited partners have received cash flow equal to their initial investment, the general partner will only receive a 1% allocation of cash flow from liquidating a system until the limited partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the general partner and 85% to the limited partners. All allocations to individual limited partners will be based on their respective capital accounts. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

               The partnership agreement limits the amount of debt the Partnership may incur.

NOTE 3 - SALE OF PARTNERSHIP ASSETS

               In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On June 21, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Snowhill, North Carolina, and Brownsville, Tennessee, as well as certain assets of other affiliates.

               The aggregate purchase price payable to the Sellers pursuant to the Agreement is $27,621,500 in cash (subject to normal closing adjustments). Of that amount, $13,691,100 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.


                                      F-10                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - SALE OF PARTNERSHIP ASSETS (CONTINUED)

               The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

               On November 30, 2000, the Partnership completed the second closing of the sale of the Partnership's cable systems serving Kershaw, South Carolina, in a separate transaction to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments, were $5,229,500. The sale resulted in a gain on sale of cable system of $4,349,800.

               On October 10, 2000, a distribution of approximately $4,938,600 or $165 per limited partnership unit was made resulting from the sale of the Partnership's cable systems serving Kershaw, South Carolina, described above.

               Unaudited pro forma operating results for the year ended December 31, 2000, as though the sale of the Partnership's cable systems serving Kershaw, South Carolina, had occurred on January 1, 2000, are as follows:

         Revenues                                                       $3,975,600
         Service costs                                                  (1,417,700)
         General and administrative expenses                              (926,800)
         General partner management fees and reimbursed expenses          (493,300)
         Depreciation and amortization                                    (720,300)
                                                                        ----------
         Operating income                                                  417,500

         Other                                                             106,700
                                                                        ----------
         Net Income                                                     $  524,200
                                                                        ==========


               The proforma adjustments represent the operating results of the Kershaw system for the eight months ended August 31, 2000. The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the operating results of operations had this transaction been completed as of the assumed date or which may be obtained in the future.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consist of the following as of December 31, 2000:

         Cable distribution systems                                            $ 13,019,700
         Land and improvements                                                        9,000
         Vehicles, furniture and equipment                                          595,700
                                                                               ------------
                                                                                 13,624,400

         Less-  Accumulated depreciation                                        (10,198,900)
                                                                               ------------

                                                                               $  3,425,500
                                                                               ============

               Depreciation expense for the year ended December 31, 2000, was $810,500.



                                      F-11                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - CREDIT FACILITY

               The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $7,481,700 (the "Facility"). The Partnership repaid its outstanding borrowings in 1998, although the Partnership may reborrow under the Facility in the future for the upgrade of the Partnership's systems. On November 12, 1999, in connection with the sale of the Corporate General Partner to Charter, the Facility was reduced to $4,800,000.

               The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.5% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000) plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. The General Partner believes that that Partnership was in compliance with the covenants at December 31, 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

               Other commitments include approximately $4.4 million at December 31, 2000, to upgrade the Partnership's cable systems in eight franchise areas. Franchise agreements for the eight required upgrades specify completion dates ranging to February 2002.

               The city of Covington, Tennessee rejected the Partnership's franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and the Partnership has continued to operate its cable system there and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in Enstar from Falcon to Charter. In November 2000, the city sold $5,300,000 in municipal bonds to finance the construction of a municipally owned cable system. Should the determination not to renew the franchise be upheld, or if the Partnership did not have the authority to transfer Falcon's interest to Charter, then the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of subscribers would have a significant adverse impact on the Partnership's financial condition and results of operations.

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



                                      F-12                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

results of operations. Additionally, the loss of either franchise would constitute an event of default under the Partnership's loan agreement and would preclude the Partnership from borrowing under the Facility to finance its franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. As of December 31, 2000, there were 1,799 and 1,283 basic subscribers in the cities of Covington and Bolivar, respectively, which together represent approximately 37% of the Partnership's basic subscribers at December 31, 2000.

LITIGATION

               The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

               The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

               The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

               The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

               The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. As of December 31, 2000, approximately 41% of the Partnership's local franchising authorities are certified to regulate basic tier rates. The Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Partnership.



                                      F-13                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

               The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Partnership does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Partnership's financial position or result of operations.

               A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

               The Partnership has third party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties including the Partnership.

               Approximately 49.2% of the Partnership's subscribers are served by its system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 7 - EMPLOYEE BENEFIT PLAN

               The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make the participants' contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of approximately $5,400 were made during 2000.

NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

               The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues to the Manager excluding revenues from the sale of cable television systems or franchises. Management fee expense was $232,100 for the year ended December 31, 2000. Management fees are non-interest bearing.



                                      F-14                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 8 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

               In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $338,300.

               Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $939,600. Programming fees are included in service costs in the statement of operations.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

               Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.



                                      F-15                                1984-1

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
Enstar Income Program 1984-1, L.P. (a Georgia Limited Partnership):


We have audited the accompanying balance sheet of Enstar Income Program 1984-1, L.P. (a Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program 1984-1, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.



                                                   /s/ ERNST & YOUNG LLP



Los Angeles, California,
  March 24, 2000



                                      F-16                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                     BALANCE SHEET - AS OF DECEMBER 31, 1999


ASSETS:
  Cash and cash equivalents                                                           $ 1,963,500
  Accounts receivable, less allowance of $700 for possible losses                          90,700
  Insurance claim receivable                                                               27,900
  Prepaid expenses and other assets                                                       160,300
  Property, plant and equipment, less accumulated depreciation and amortization         4,189,700
  Franchise cost, net of accumulated amortization of $127,400                              53,000
  Deferred loan costs and other deferred charges, net                                      52,800
                                                                                      -----------
                                                                                      $ 6,537,900
                                                                                      ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:

  Accounts payable                                                                    $   425,500
  Due to affiliates                                                                     1,217,700
                                                                                      -----------
         Total liabilities                                                              1,643,200
                                                                                      -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partner                                                                         (23,800)
  Limited partners                                                                      4,918,500
                                                                                      -----------
         Total partnership capital                                                      4,894,700
                                                                                      -----------
                                                                                      $ 6,537,900
                                                                                      ===========




                See accompanying notes to financial statements.

                                      F-17                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                            STATEMENTS OF OPERATIONS


                                                                                            Year Ended December 31
                                                                                        ----------------------------
                                                                                            1998            1999
                                                                                        ------------    ------------
REVENUES                                                                                $  5,221,100    $  5,090,800
                                                                                        ------------    ------------
OPERATING EXPENSES:
   Service costs                                                                           1,848,400       1,928,600
   General and administrative expenses                                                       676,000         761,700
   General Partner management fees and reimbursed expenses                                   660,300         590,400
   Depreciation and amortization                                                             747,600         854,500
                                                                                        ------------    ------------
                                                                                           3,932,300       4,135,200
                                                                                        ------------    ------------
           Operating income                                                                1,288,800         955,600
                                                                                        ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense                                                                         (103,900)        (92,400)
   Interest income                                                                            25,700          61,900
   Casualty loss                                                                            (271,000)       (113,300)
   Costs of potential sale of cable television system                                              -         (18,800)
                                                                                        ------------    ------------
                                                                                            (349,200)       (162,600)
                                                                                        ------------    ------------
NET INCOME                                                                              $    939,600    $    793,000
                                                                                        ============    ============

NET INCOME ALLOCATED TO GENERAL PARTNER                                                 $      9,400    $      7,900
                                                                                        ============    ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                                $    930,200    $    785,100
                                                                                        ============    ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                                           31.07           26.22
                                                                                        ===========     ===========


                See accompanying notes to financial statements.

                                      F-18                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)



                                                                            General       Limited
                                                                            Partner       Partners         Total
                                                                            -------       --------         -----
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998                             $(41,100)     $ 3,203,200     $ 3,162,100

  Net income for year                                                         9,400          930,200         939,600
                                                                           --------      -----------     -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998                            (31,700)       4,133,400       4,101,700

   Net income for year                                                        7,900          785,100         793,000
                                                                           --------      -----------     -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999                           $(23,800)     $ 4,918,500     $ 4,894,700
                                                                           ========      ===========     ===========



                See accompanying notes to financial statements.

                                      F-19                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                            STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31
                                                                                       -------------------------------

                                                                                             1998            1999
                                                                                         -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $    939,600     $    793,000
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                          747,600          854,500
       Amortization of deferred loan costs                                                     29,500           29,700
       Casualty (gain) loss                                                                   271,000          113,300
       Increase (decrease) from changes in-
         Accounts receivable, prepaid expenses and other assets                                65,500         (140,000)
         Insurance claim receivable                                                           140,600                -
         Accounts payable                                                                    (109,000)           4,700
                                                                                          -----------     ------------
           Net cash provided by operating activities                                        2,084,800        1,655,200
                                                                                          -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (1,389,800)      (1,050,500)
   Increase in intangible assets                                                               (8,600)               -
                                                                                          -----------     ------------
           Net cash used in investing activities                                           (1,398,400)      (1,050,500)
                                                                                          -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of borrowings from affiliate                                                    (250,000)               -
   Deferred loan costs                                                                         (4,000)               -
   Due to affiliates                                                                          140,700          322,800
                                                                                          -----------     ------------
           Net cash provided by (used in) financing activities                               (113,300)         322,800
                                                                                          -----------     ------------
           Net increase in cash and cash equivalents                                          573,100          927,500

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                462,900        1,036,000
                                                                                          -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  $ 1,036,000     $  1,963,500
                                                                                          ===========     ============


                See accompanying notes to financial statements.

                                      F-20                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



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



                                      F-21                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


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




                                     F-22                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

               Certain prior years amounts have been reclassified to conform to the 2000 presentation.

NOTE 2 - PARTNERSHIP MATTERS

               The Partnership was formed December 12, 1983, to acquire, construct, improve, develop and operate cable television systems. The partnership agreement provides for Enstar Communications Corporation (the "General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership. Sale of interests in the Partnership began in February 1984, and the initial closing took place in May 1984. The Partnership continued to raise capital until $7,500,000 (the maximum) was sold by September 1984. The Partnership acquired its first property subsequent to the initial closing. The Partnership acquired several other operating properties during 1984 and 1985.

               On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the General Partner. On September 10, 1993, the General Partner purchased the general partnership interest held by Robert Graff, Jr., the individual general partner, in Enstar Income Program 1984-1, L.P. and five affiliated partnerships. The purchase was made pursuant to an agreement dated August 9, 1988, and amended September 10, 1993, by and among Enstar Communications Corporation, Falcon Cablevision and Robert Graff, Jr. Following the purchase, Enstar Communications Corporation became the sole general partner of Enstar Income Program 1984-1, L.P.

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



                                      F-23                                1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 4 - INSURANCE CLAIM RECEIVABLE

               Insurance claim receivable at December 31, 1999, represents an uncollected claim arising from storm related damage to the Partnership's Snow Hill, North Carolina cable system in September 1999. The Partnership recognized a loss of $113,300 in 1999 reflecting the net carrying value of the damaged assets over the anticipated insurance reimbursement. The deductible amounted to $92,000 and was funded from available cash reserves and operating cash flow. The Partnership anticipates that the claim will be adjusted for additional storm-related expenditures in 2000.



                                     F-24                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment as of December 31, 1999, consist of:

          Cable television systems                                               $ 15,527,300
          Vehicles, furniture and equipment, and leasehold improvements               455,800
                                                                                 ------------
                                                                                   15,983,100

          Less accumulated depreciation and amortization                          (11,793,400)
                                                                                 ------------

                                                                                 $  4,189,700
                                                                                 ============

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

               The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. The General Partner believes that that Partnership was in compliance with the covenants at December 31, 4. See Note 7.

               The General Partner contributed $462,300 of its receivable balance due from the Partnership for deferred management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership.


                                     F-25                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

               The Partnership leases buildings associated with the franchises under operating leases expiring in various years through 2006.

               Future minimum rental payments under non-cancelable leases having remaining terms in excess of one year as of December 31, 1999, are as follows:

           Year                                                     Amount
           ----                                                     ------
        2000                                                       $ 12,500
        2001                                                         11,900
        2002                                                          6,100
        2003                                                          5,400
        2004                                                          5,400
        Thereafter                                                   10,800
                                                                   --------
                                                                   $ 52,100
                                                                   ========

               Rentals, other than pole rentals, charged to operations amounted to $33,000 and $31,000 in 1998 and 1999, respectively. Total expense charged to operations for pole rentals was $105,800 and $99,400 1998 and 1999, respectively.

               Other commitments include approximately $4,400,000 at December 31, 1999, to upgrade the Partnership's cable systems in eight franchise areas. Franchise agreements for the eight required upgrades specify completion dates ranging from June 2000 to February 2002.


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



                                     F-26                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

its franchise-required rebuilds. This would require the Partnership to identify alternative sources of financing. See Note 6. As of December 31, 1999, there were 1,761 and 1,279 basic subscribers in the cities of Covington and Bolivar, respectively, which together represent approximately 30% of the Partnership's basic subscribers at December 31, 1999.

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


                                     F-27                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - EMPLOYEE BENEFIT PLAN (CONTINUED)

participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make the participants' contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $1,200 were made during 1999. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1997.

NOTE 9 - TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

               The Partnership has a management and service agreement with a wholly-owned subsidiary of the General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. Management fee expense was $261,100 and $254,500 during 1998 and 1999, respectively.

               In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services was $399,200 and $335,900 during 1998 and 1999, respectively.

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

               The Partnership also receives certain system operating management services from affiliates of the General Partner in addition to the Manager. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $26,900 and $44,500 in 1998 and 1999, respectively. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

               Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the General Partner could negotiate for such programming services for the 15 partnerships managed by the General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $1,161,700 and $1,192,800 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.



                                     F-28                                 1984-1

                       ENSTAR INCOME PROGRAM 1984-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

               During the years ended December 31, 1998 and 1999, cash paid for interest amounted to $103,900 and $92,400, respectively.


                                     F-29                                 1984-1

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
3            The Sixteenth Amended and Restated Agreement of Limited Partnership of Enstar Income
             Program 1984-1, L.P., Dated as of August 1, 1988(3)

10.1         Management Agreement between Enstar Income Program 1984-1 and Enstar Cable
             Corporation(1)

10.2         Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income
             Program 1984-1, L.P. and Rhode Island Hospital Trust National Bank, as amended(2)

10.3         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Greene County, North Carolina(2)

10.4         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Hookerton, North Carolina(2)

10.5         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Kershaw, South Carolina(2)

10.6         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for York County, South Carolina(2)

10.7         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Covington, Tennessee(2)

10.8         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Tipton County, Tennessee(2)

10.9         Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Brownsville, Tennessee(2)

10.10        Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Bolivar, Tennessee(2)

10.11        Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Riverhills, South Carolina(2)

10.12        Amendment No. 6 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1, L.P. and Rhode Island Hospital Trust National
             Bank, dated as of January 26, 1990(4)

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

10.15 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the Town of Heath Springs, South Carolina.(5)

10.16        Amendment No. 6 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated January 26, 1990.(5)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
10.17        Amendment No. 7 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated November 30, 1990.(5)

10.18        Amendment No. 8 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated April 1, 1991.(6)

10.19        Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Hardeman County, Tennessee.(6)

10.20        Amendment No. 9 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated June 17, 1992.(7)

10.21        Amendment No. 10 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated March 29, 1993.(7)

10.22        Amendment No. 11 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated March 29, 1994. (8)

10.23        Amendment No. 12 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated March 31, 1995.(9)

10.24        Amendment No. 13 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated March 27, 1996.(10)

10.25        Amendment No. 14 to Revolving Credit and Term Loan Agreement dated April 10, 1985, between Enstar Income Program 1984-1 and Rhode Island Hospital Trust National Bank,
             dated October 31, 1996.(11)

10.26        Loan Agreement between Enstar Income Program 1984-1, L.P. and Enstar Finance
             Company, LLC dated September 30, 1997.(12)

10.27         Franchise Ordinance granting a non-exclusive community antenna television franchise for Greene County, North Carolina.(13)

10.28         Franchise Ordinance granting a non-exclusive community antenna television franchise for the Town of Grifton, North Carolina.(14)

10.29         Franchise Ordinance granting a non-exclusive community antenna television franchise for the Town of Heath Springs, the Town of Kershaw and Lancaster County, South
              Carolina. (15)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
------        -----------
10.30         Amendment No. 2 to Loan Agreement between Enstar Income Program
              1984-1, L.P. and Enstar Finance Company, LLC. (16)

10.31         Asset Purchace Agreement dated June 21, 2000, by and among
              Multimedia Acquisition Corp., as Buyer, and Enstar Income
              Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
              Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and
              Enstar X, Ltd., as Sellers.

10.32         Amendment dated September 29, 2000, of the Asset Purchase
              Agreement dated June 21, 2000, by and among Multimedia
              Acquisition Corp., as Buyer, and Enstar Income Program
              1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
              Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.

21.1          Subsidiaries:  None.



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

(15)    Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K,
        File No. 0-13333 for the fiscal year ended December 31, 1998.

(16)    Incorporated by reference to the exhibits to the registrant's Quarterly
        Report on Form 10-Q, File No. 0-13333 for the quarter ended March 31, 2000.

(17)    Incorporated by reference to the Current Report on Form 8-K of Enstar
        Income Program 1984-1, L.P., File No. 0-13333, filed on June 30, 2000.

(18)    Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar
        Income/Growth Program Six-A, File No. 0-17687 for the quarter ended September 30, 2000.