Form 10-Q
period 2001-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2001-05-15
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 2001
                                               ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                                       -----------------       -----------------

                           Commission File Number                   0-13333
                                                                  -------------

                       Enstar Income Program 1984-1, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                       58-1581136
---------------------------------          ------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

12444 Powerscourt Dr., Suite 100
     St. Louis, Missouri                                63131
--------------------------------           ------------------------------------
   (Address of principal                              (Zip Code)
     executive offices)

Registrant's telephone number,
including area code:               (314) 965-0555
                               ------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

===============================================================================

                                                                                             March 31,           December 31,
                                                                                                2001                2000*
                                                                                          -----------------    -----------------
                                                                                            (Unaudited)
ASSETS:
   Cash                                                                                   $      2,302,900     $      2,366,800

   Accounts receivable, net of allowance for doubtful
          accounts of $11,500 and $10,600, respectively                                            438,900              495,900

   Prepaid expenses and other assets                                                                71,600               67,500

   Property, plant and equipment, net of accumulated
       depreciation of $10,383,500 and $10,198,900, respectively                                 3,240,100            3,425,500

   Franchise cost, net of accumulated amortization of
          $28,200 and $26,500, respectively                                                         52,400               48,100

   Deferred loan costs and other deferred charges, net                                              18,600               26,400
                                                                                          -----------------    -----------------

                                                                                          $      6,124,500     $      6,430,200
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                       $        573,300     $        571,200
   Accrued liabilities                                                                             226,400              716,100
   Due to affiliates                                                                               316,000              196,300
                                                                                          -----------------    -----------------

                                                                                                 1,115,700            1,483,600
                                                                                          -----------------    -----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                                                 (22,700)             (23,300)
   Limited Partners                                                                              5,031,500            4,969,900
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              5,008,800            4,946,600
                                                                                          -----------------    -----------------

                                                                                          $      6,124,500     $      6,430,200
                                                                                          =================    =================

---------
*Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

===============================================================================


                                                                                                       Unaudited
                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                         --------------------------------------
                                                                                               2001                 2000
                                                                                         -----------------    -----------------

REVENUES                                                                                 $       948,900     $      1,273,800

OPERATING EXPENSES:
   Service costs                                                                                 387,000              417,500
   General and administrative expenses                                                           205,800              224,000
   General partner management fees and reimbursed expenses                                       103,900              138,000
   Depreciation and amortization                                                                 194,800              217,800
                                                                                         -----------------    -----------------

                                                                                                 891,500              997,300
                                                                                         -----------------    -----------------

OPERATING INCOME                                                                                  57,400              276,500

OTHER INCOME (EXPENSE):
   Interest income                                                                                16,500               22,500
   Interest expense                                                                               (6,000)             (17,100)
   Loss on sale of fixed assets                                                                   (5,700)              (3,100)
   Casualty gain                                                                                       -               79,800
                                                                                         -----------------    -----------------

                                                                                                   4,800               82,100
                                                                                         -----------------    -----------------

NET INCOME                                                                               $        62,200      $       358,600
                                                                                         =================    =================

Net income allocated to General Partner                                                  $           600      $         3,600
                                                                                         =================    =================

Net income allocated to Limited Partners                                                 $        61,600      $       355,000
                                                                                         =================    =================

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                                $          2.06      $         11.86
                                                                                         =================    =================

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                                              29,940               29,940
                                                                                         =================    =================





              The accompanying notes are an integral part of these
                        condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

===============================================================================


                                                                                                       Unaudited
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $        62,200     $       358,600
   Adjustments to reconcile net income to net cash
       from operating activities:
       Depreciation and amortization                                                              187,000             210,300
       Amortization of deferred loan costs                                                          7,800               7,500
       Changes in:
         Receivables, prepaid expenses and other assets                                            52,900                (600)
         Accounts payable, accrued liabilities and due to affiliates                             (367,900)           (430,000)
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                   (58,000)            145,800
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (5,900)           (110,900)
                                                                                          ----------------    -----------------

             Net cash from investing activities                                                    (5,900)           (110,900)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Deferred loan costs                                                                                  -              (8,700)
                                                                                          ----------------    -----------------

             Net cash from financing activities                                                         -              (8,700)
                                                                                          ----------------    -----------------

INCREASE (DECREASE) IN CASH                                                                       (63,900)             26,200

CASH AT BEGINNING OF PERIOD                                                                     2,366,800           1,963,500
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                     $     2,302,900     $     1,989,700
                                                                                          ================    =================




              The accompanying notes are an integral part of these
                        condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                     =======================================



1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for the Enstar Income Program 1984-1, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues paid to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $47,400 and $63,700 for the three months ended March 31, 2001 and 2000, respectively. Management fees are non-interest bearing.

                  The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $56,500 and $74,300 for the three months ended March 31, 2001 and 2000, respectively. These fees are non-interest bearing.

                  Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fees of $215,200 and $259,300 for the three months ended March 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4.     SALE OF CABLE SYSTEM

                  During 2000, the Partnership sold cable systems serving Kershaw, South Carolina for an aggregate sale price of $5.2 million. Summarized unaudited pro forma operating results of the Partnership as though such disposition had occurred on January 1, 2000, with adjustments to give effect to amortization of franchise, interest expense, and certain other adjustments, follows.

                                                 UNAUDITED
                                            THREE MONTHS ENDED
                                               MARCH 31, 2000
                                            --------------------
Revenues                                       $ 1,022,300
Operating Income                                   230,300
Net Income                                         315,500
Net Income Per Unit                                  10.42


The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

5.   SUBSEQUENT EVENT

                  The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of June 21, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Snow Hill, North Carolina and Brownsville, Tennessee cable systems, as well as certain assets of the other Selling Partnerships.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

                  The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                  Revenues decreased from $1,273,800 to $948,900, or 25.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due primarily to a decline in the number of customers as a result of the sale of our Kershaw cable system. The remaining decrease was due to a decline in basic and premium service customers. As of March 31, 2001 and 2000, the partnership had approximately 8,200 and 10,900 basic service customers, respectively, and 5,300 and 4,200 premium service customers, respectively.

                  Service costs decreased from $417,500 to $387,000, or 7.3%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the Kershaw cable system on August 31, 2000.

                  Gross margin decreased from $848,800 to $561,900, or 33.8%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin decreased from 66.6% to 59.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the sale of the Kershaw cable system, as it achieved higher margins than our remaining systems.

                  General and administrative expenses decreased from $224,000 to $205,800, or by 8.1%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the reduction of general corporate costs due to the sale of the Kershaw cable system.

                  General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by the Partnership based on Charter's actual cost incurred. These costs decreased from $138,000 to $103,900, or 24.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease for the three months ended March 31, 2001 was due to reduced administrative costs as a result of the sale of the Kershaw cable system.

                  Depreciation and amortization expense decreased from $217,800 to $194,800, or 10.5%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to the sale of our Kershaw cable system offset by minimal capital expenditures during the three months ended March 31, 2001 relating to cable system upgrades.

                  Due to the factors described above, operating income decreased from $276,500 to $57,400, or 79.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

                  Interest income decreased from $22,500 to $16,500, or by 26.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to lower average cash balances available for investment during 2001.

                  Interest expense decreased from $17,100 to $6,000, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to no outstanding borrowings under our loan facility during the three months ended March 31, 2001.

                  Casualty gain totaling $79,800 during the three months ended March 31, 2000 related to an insurance reimbursement received in the first quarter of 2000 for damages caused by Hurricane Floyd in September 1999. The reimbursement was used for plant repairs and refunds to customers for cable outages.

                  Due to the factors described above, our net income decreased from $358,600 to $62,200, or by 82.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.


                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $486,800 to $252,200 or by 48.2%, during the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, EBITDA decreased from 38.2% to 26.6% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

                  During 2000, the Partnership sold cable systems serving Kershaw, South Carolina for an aggregate sale price of $5.2 million. Summarized unaudited pro forma operating results of the Partnership as though such disposition had occurred on January 1, 2000, with adjustments to give effect to amortization of franchise, interest expense, and certain other adjustments, follows.

                                                 UNAUDITED
                                            THREE MONTHS ENDED
                                               MARCH 31, 2000
                                            --------------------
Revenues                                       $ 1,022,300
Operating Income                                   230,300
Net Income                                         315,500
Net Income Per Unit                                  10.42


                  The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

                  The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of June 21, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Snow Hill, North Carolina and Brownsville, Tennessee cable systems, as well as certain assets of the other Selling Partnerships.

                  Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.


                 The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

                  On November 17, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

                  Each of our systems needs to be upgraded, as substantially all of the available channel capacity in our cable television systems is being utilized. We presently estimate that the entire upgrade program will cover twelve franchise areas and require aggregate capital expenditures of approximately $8,300,000. Of the twelve franchise areas to be upgraded, existing franchise agreements currently require upgrading with respect to eight franchise areas and were requested to be completed by June 2000, December 2001 and February 2002. These required upgrades are estimated to cost approximately $4,400,000. The Partnership did not complete the first required upgrade by June 30, 2000 due to the General Partner's intention to sell the system located in Kershaw, South Carolina.

                  The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. Our capital expenditures were $2,000 for the three months ended March 31, 2001. We believe that borrowings under our credit agreement together with cash flow from operations will be adequate to fund capital expenditures and other liquidity requirements in the future.

                  The loan facility with Enstar Finance Company, LLC, has a maximum loan commitment of $4,800,000. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. The Partnership had no outstanding borrowings under the facility as of March 31, 2001.

                  The loan facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.50% at March 31, 2001) plus 0.625%, or at an offshore rate (5.62% at March 31, 2001) plus 1.875%. Under certain circumstances, we are required to make mandatory prepayments, which permanently reduce the maximum commitment under the loan facility. The loan facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or our ratio of debt to cash flow is greater than 4 to 1. However, due to the upgrade program discussed above, the General Partner believes it is critical to conserve cash and borrowing capacity and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

                  The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system in Covington and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in Enstar from Falcon to Charter. In November 2000, the city sold $5,300,000 in municipal bonds to finance construction of a municipally owned cable system. Should the determination not to renew the franchise be upheld, or if the Partnership did not have the authority to transfer Falcon's interest to Charter, then the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of customers would have significant adverse impact on the Partnership's financial condition and results of operations.

                  In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. As we have in Covington, the Partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either of the above franchises would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. As of March 31, 2001, there were approximately 1,800 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

                  Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership. We have recorded a receivable of approximately $32,200 for insurance recovery due to us under this policy.

                  Approximately 68% of our customers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  Our operating activities used $58,000 cash in the three months ended March 31, 2001. Changes in accounts receivable and prepaid expenses provided $52,900 cash in the first three months of 2001 due to receivable collections. We used $367,900 in cash to pay liabilities owed to affiliates and third party creditors during the three months ended March 31, 2001, due to differences in the timing of payments. Capital expenditures decreased $105,000 in the first three months of 2001 compared to the corresponding period in 2000.

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

PART II.     OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (A)      EXHIBITS

                      None.

             (B)      REPORTS ON FORM 8-K


                      On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE



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


                          By:   ENSTAR COMMUNICATIONS CORPORATION
                                General Partner






Date: May 15, 2001        By:   /s/  Kent D. Kalkwarf
                                ---------------------
                                Kent D. Kalkwarf
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial Officer and
                                Principal Accounting Officer)