Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2001-08-14
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                               -----------------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     ---------------------

                         Commission File Number 0-13333
                                                -------

                       Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                               58-1581136
---------------------------------------  ---------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)         Identification Number)

    12405 Powerscourt Drive
    St. Louis, Missouri                              63131
--------------------------------------   -----------------------------------
    (Address of principal                          (Zip Code)
             executive offices)

Registrant's telephone number,
including area code:             (314) 965-0555
                           --------------------------

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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                                JUNE 30,      DECEMBER 31,
                                                                                 2001            2000 *
                                                                             --------------  --------------
                                                                               (UNAUDITED)

                                   ASSETS
        ASSETS:

           Cash                                                              $   2,454,300   $   2,366,800
           Accounts receivable, net of allowance for doubtful
                  accounts of $20,300 and $10,600, respectively                    499,000         495,900
           Prepaid expenses and other assets                                        58,900          67,500
           Property, plant and equipment, net of accumulated
               depreciation of $10,570,500 and $10,198,900, respectively         3,366,500       3,425,500
           Franchise cost, net of accumulated amortization of
                  $30,500 and $26,500, respectively                                 50,200          48,100
           Deferred loan costs and other deferred charges, net                      10,500          26,400
                                                                             -------------   -------------
                                                                             $   6,439,400   $   6,430,200
                                                                             =============   =============
                        LIABILITIES AND PARTNERSHIP CAPITAL


        LIABILITIES:

           Accounts payable                                                  $     602,300    $    571,200
           Accrued liabilities                                                     446,600         716,100
           Due to affiliates                                                       756,000         196,300
                                                                             -------------   -------------

                                                                                 1,804,900       1,483,600
                                                                             -------------   -------------


        PARTNERSHIP CAPITAL (DEFICIT)
           General Partner                                                         (26,400)        (23,300)
           Limited Partners                                                      4,660,900       4,969,900
                                                                             -------------   -------------

                  TOTAL PARTNERSHIP CAPITAL                                      4,634,500       4,946,600
                                                                             -------------   -------------
                                                                             $   6,439,400   $   6,430,200
                                                                             =============   =============


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.


The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
================================================================================

                                                                                  UNAUDITED
                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                        -------------------------------
                                                                             2001              2000
                                                                        --------------    --------------
          REVENUES                                                      $     950,600    $   1,265,300

          OPERATING EXPENSES:
             Service costs                                                    410,300          368,600
             General and administrative expenses                              282,800          165,500
             General partner management fees and reimbursed expenses          111,300          142,200
             Depreciation and amortization                                    199,400          215,500
                                                                        -------------    -------------

                                                                            1,003,800          891,800
                                                                        -------------    -------------

          OPERATING INCOME (LOSS)                                             (53,200)         373,500

          OTHER INCOME (EXPENSE):
             Interest income                                                   25,700           29,200
             Interest expense                                                  (6,600)         (18,300)
             Other expense                                                   (340,200)         (21,300)
                                                                        -------------    -------------

                                                                             (321,100)         (10,400)
                                                                        -------------    -------------
          NET INCOME (LOSS)                                             $    (374,300)   $     363,100
                                                                        =============    =============
          Net income (loss) allocated to General Partner                $      (3,700)   $       3,600
                                                                        =============    =============
          Net income (loss) allocated to Limited Partners               $    (370,600)   $     359,500
                                                                        =============    =============
          NET INCOME (LOSS) PER UNIT OF LIMITED
               PARTNERSHIP INTEREST                                     $      (12.38)   $       12.01
                                                                        =============    =============
          AVERAGE LIMITED PARTNERSHIP
               UNITS OUTSTANDING DURING PERIOD                                 29,940           29,940
                                                                        =============    =============



















The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
================================================================================

                                                                                                UNAUDITED
                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    ----------------------------------
                                                                                           2001               2000
                                                                                     --------------     --------------
                   REVENUES                                                          $   1,899,500      $   2,539,100

                   OPERATING EXPENSES:
                      Service costs                                                        797,300            791,100
                      General and administrative expenses                                  488,600            362,700
                      General partner management fees and reimbursed expenses              215,200            309,500
                      Depreciation and amortization                                        394,200            425,800
                                                                                     -------------      -------------
                                                                                         1,895,300          1,889,100
                                                                                     -------------      -------------
                   OPERATING INCOME                                                          4,200            650,000

                   OTHER INCOME (EXPENSE):
                      Interest income                                                       42,200             51,700
                      Interest expense                                                     (12,600)           (35,400)
                      Other expense                                                       (345,900)           (24,400)
                      Casualty gain                                                              -             79,800
                                                                                     -------------      -------------

                                                                                          (316,300)            71,700
                                                                                     -------------      -------------
                   NET INCOME (LOSS)                                                 $    (312,100)     $     721,700
                                                                                     =============      =============
                   Net income (loss) allocated to General Partner                    $      (3,100)     $       7,200
                                                                                     =============      =============
                   Net income (loss) allocated to Limited Partners                   $    (309,000)     $     714,500
                                                                                     =============      =============
                   NET INCOME (LOSS) PER UNIT OF LIMITED
                        PARTNERSHIP INTEREST                                         $      (10.32)     $       23.86
                                                                                     =============      =============
                   AVERAGE LIMITED PARTNERSHIP
                        UNITS OUTSTANDING DURING PERIOD                                     29,940             29,940
                                                                                     =============      =============




















The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                           UNAUDITED
                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                --------------------------------
                                                                                    2001               2000
                                                                                -------------     --------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                      $    (312,100)    $     721,700
         Adjustments to reconcile net income (loss) to net cash
             from operating activities:
             Depreciation and amortization                                            377,200           425,800
             Amortization of deferred loan costs                                       17,000            14,900
             Changes in:
               Receivables, prepaid expenses and other assets                           5,500          (195,300)
               Accounts payable, accrued liabilities and due to affiliates            321,300           (78,300)
                                                                                -------------     -------------
                   Net cash from operating activities                                 408,900           888,800
                                                                                -------------     -------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                        (312,100)         (277,400)
         Other investing activities                                                    (6,000)                -
                                                                                -------------     -------------
                   Net cash from investing activities                                (318,100)         (277,400)
                                                                                -------------     -------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Deferred loan costs                                                                -            (9,100)
         Other financing activities                                                    (3,300)                -
                                                                                -------------     -------------
                   Net cash from financing activities                                  (3,300)           (9,100)
                                                                                -------------     -------------

      INCREASE  IN CASH                                                                87,500           602,300
      CASH AT BEGINNING OF PERIOD                                                   2,366,800         1,963,500
                                                                                -------------     -------------
      CASH AT END OF PERIOD                                                     $   2,454,300     $   2,565,800
                                                                                =============     =============





















The accompanying notes are an integral part of these condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                          =============================


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, for a monthly management fee of 5% of gross revenues paid to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $47,500 and $63,300 for the three months ended June 30, 2001 and 2000, respectively, and $95,000 and $127,000 for the six months ended June 30, 2001 and 2000, respectively. Management fees are non-interest bearing.

     The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $63,800 and $78,900 for the three months ended June 30, 2001 and 2000, respectively, and $120,200 and $182,500 for the six months ended June 30, 2001 and 2000, respectively. These fees are non-interest bearing.

     Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fees of $211,900 and $232,800 for the three months ended June 30, 2001 and 2000, respectively, and $427,100 and $492,100 for the six months ended June 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

3.   NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income (loss) per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income (loss) has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

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

                                              UNAUDITED
                                          SIX MONTHS ENDED
                                            JUNE 30, 2000
                                          -----------------
              Revenues                      $   2,290,900
              Operating Income                    558,100
              Net Income                          651,500
              Net Income Per Unit                   21.52


The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

5.   COMMITMENTS

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

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001, the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

RESULTS OF OPERATIONS

     Revenues decreased from $1,265,300 to $950,600, or 24.9%, and from $2,539,100 to $1,899,500, or 25.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decline in the number of customers as a result of the sale of our Kershaw cable system. The remaining decrease was due to a decline in basic service customers partially offset by an increase in premium service customers. As of June 30, 2001 and 2000, the partnership had approximately 8,100 and 10,600 basic service customers, respectively, and 5,000 and 4,100 premium service customers, respectively.

     Service costs increased from $368,600 to $410,300, or 11.3%, and from $791,100 to $797,300, or 0.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to an increase in the number of system employees.

     Gross margin decreased from $896,700 to $540,300, or 39.7%, and from $1,748,000 to $1,102,200, or 36.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 70.9% to 56.8%, and from 68.8% to 58.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin as a percentage of revenues were due to the sale of our Kershaw cable system and a decline in the number of customers coupled with rising service costs, as described above, during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

     General and administrative expenses increased from $165,500 to $282,800, or 70.9%, and from $362,700 to $488,600, or 34.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due primarily to a new excise tax enforced by the state of Tennessee.

     General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by the Partnership based on Charter's actual cost incurred. These costs decreased from $142,200 to $111,300, or 21.7%, and from $309,500 to $215,200, or 30.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to reduced administrative costs as a result of the sale of the Kershaw cable system.

     Depreciation and amortization expense decreased from $215,500 to $199,400, or 7.5%, and from $425,800 to $394,200, or 7.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to the sale of our Kershaw cable system offset partially by capital expenditures during the six months ended June 30, 2001 relating to cable systems upgrades.

     Due to the factors described above, operating income decreased from $373,500 to an operating loss of $53,200, or 114.2%, and from $650,000 to
$4,200, or 99.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income decreased from $29,200 to $25,700, or 12.0%, and from $51,700 to $42,200, or 18.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to lower average cash balances available for investment during the three and six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Interest expense decreased from $18,300 to $6,600, or 63.9%, and from $35,400 to $12,600, or 64.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to lower average outstanding borrowings under our loan facility during the three and six months ended June 30, 2001.

     Other expense of $340,200 and $345,900 for the three and six months ended June 30, 2001, respectively, represents expenses associated with the termination of the Agreements with Gans.

     Due to the factors described above, our net income decreased from $363,100 to a net loss of $374,300, or 203.1%, and from $721,700 to a net loss of $312,100, or 143.2%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,131,200 to $52,500, or 95.4%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, EBITDA decreased from 44.6% to 2.8%, during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Our operating activities provided $408,900 in cash during the six months ended June 30, 2001. Changes in accounts receivable and prepaid expenses provided $5,500 in cash in the first six months of 2001 due primarily to receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $321,300 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. Investing activities used $318,100 in cash during the first six months of 2001 due to capital expenditures.

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

                                                 UNAUDITED
                                             SIX MONTHS ENDED
                                               JUNE 30, 2000
                                             ----------------
                 Revenues                       $  2,290,900
                 Operating Income                    558,100
                 Net Income                          651,500
                 Net Income Per Unit                   21.52


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

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     Each of our systems needs to be upgraded, as substantially all of the available channel capacity in our cable television systems is being utilized. We presently estimate that the entire upgrade program will cover twelve franchise areas and require aggregate capital expenditures of approximately $8,300,000. Of the twelve franchise areas to be upgraded, existing franchise agreements currently require upgrading with respect to eight franchise areas and were requested to be completed by June 2000, December 2001 and February 2002. These required upgrades are estimated to cost approximately $4,400,000. The Partnership did not complete the first required upgrade by June 30, 2000, due to the sale of the system located in Kershaw, South Carolina.

     The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing liquidity requirements and capital requirements. Our capital expenditures were $312,100 for the six months ended June 30, 2001.

     The loan facility with Enstar Finance Company, LLC, has a maximum loan commitment of $4,800,000. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC, on the unborrowed portion of the facility. The Partnership had no outstanding borrowings under the facility as of June 30, 2001. The loan facility matures on August 31, 2001, at which time any amounts then outstanding would be due in full. It is anticipated that the loan facility will not be extended or replaced. However, our present cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

     The General Partner continues to conserve cash and, consequently, has concluded that it would not be prudent for the Partnership to resume paying distributions at this time.

     The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system in Covington and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of the Partnership. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in Enstar from an affiliate of Charter. In November 2000, the city sold $5,300,000 in municipal bonds to finance construction of a municipally owned cable system. Should the determination not to renew the franchise be upheld, or if the Partnership did not have the authority to transfer the affiliate's interest to Charter, then the Partnership would have no right to continue operations within the city unless the city issued a new franchise. The loss of the Partnership's franchise and the related loss of customers would have significant adverse impact on the Partnership's financial condition and results of operations.

     In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. As we have in Covington, the Partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on the Partnership's financial condition and results of operations. Additionally, the loss of either of the above franchises would constitute an event of default under our loan agreement and would preclude us from borrowing under our loan facility to finance our franchise-required rebuilds. As of June 30, 2001, there were approximately 2,000 and 1,500 basic customers in the cities of Covington and Bolivar, respectively.

     Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership. We have recorded a receivable of approximately $19,000 for insurance recovery due to us under this policy as of June 30, 2001.

     Approximately 83% of our customers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

     Our operating activities provided $408,900 in cash during the six months ended June 30, 2001. Changes in accounts receivable and prepaid expenses provided $5,500 in cash in the first six months of 2001 due primarily to receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $321,300 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. Investing activities used $318,100 in cash during the first six months of 2001 due to capital expenditures.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          None.

     (B)  REPORTS ON FORM 8-K

          On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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

                                By:    ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner

Date: August 14, 2001           By:    /s/  Paul E. Martin
                                       --------------------
                                       Paul E. Martin, Vice President and
                                       Corporate Controller (Principal Financial
                                       Officer and Principal Accounting Officer)