Form 10-Q
period 2001-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2001-11-13
CIK 737762

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    September 30, 2001
                              -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    ---------------

                         Commission File Number 0-13333
                                                -------

                       Enstar Income Program 1984-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Georgia                                     58-1581136
                -------                                     ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

        12405 Powerscourt Drive
          St. Louis, Missouri                                  63131
          -------------------                                  -----
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:       (314) 965-0555
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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                          2001            2000*
                                                                     -------------     -----------
                                                                      (UNAUDITED)
            ASSETS

ASSETS:
   Cash                                                               $ 2,591,200      $ 2,366,800
   Accounts receivable, net of allowance for doubtful
       accounts of $14,800 and $10,600, respectively                      482,800          495,900
   Prepaid expenses and other assets                                       30,700           67,500
   Property, plant and equipment, net of accumulated
       depreciation of $10,763,800  and $10,198,900, respectively       3,369,300        3,425,500
   Franchise cost, net of accumulated amortization of
       $32,700 and $26,500, respectively                                   47,900           48,100
   Deferred loan costs and other deferred charges, net                        100           26,400
                                                                      -----------      -----------

                                                                      $ 6,522,000      $ 6,430,200
                                                                      ===========      ===========

       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                   $   587,700      $   571,200
   Accrued liabilities                                                    374,200          716,100
   Due to affiliates                                                      918,300          196,300
                                                                      -----------      -----------

                                                                        1,880,200        1,483,600
                                                                      -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT)
   General Partner                                                        (26,300)         (23,300)
   Limited Partners                                                     4,668,100        4,969,900
                                                                      -----------      -----------

          TOTAL PARTNERSHIP CAPITAL                                     4,641,800        4,946,600
                                                                      -----------      -----------

                                                                      $ 6,522,000      $ 6,430,200
                                                                      ===========      ===========


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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                  2001             2000
                                                               -----------      -----------
                                                                        (UNAUDITED)
REVENUES                                                       $   917,500      $ 1,159,400

OPERATING EXPENSES:
   Service costs                                                   355,400          476,500
   General and administrative expenses                             268,700          264,600
   General partner management fees and reimbursed expenses          94,400          150,100
   Depreciation and amortization                                   206,300          223,800
                                                               -----------      -----------

                                                                   924,800        1,115,000
                                                               -----------      -----------

OPERATING INCOME (LOSS)                                             (7,300)          44,400

OTHER INCOME (EXPENSE):
   Interest income                                                  17,000           35,700
   Interest expense                                                 (5,300)         (18,500)
   Gain of sale of cable television systems                             --        4,234,700
   Other income                                                      2,900               --
                                                               -----------      -----------

                                                                    14,600        4,251,900
                                                               -----------      -----------

NET INCOME                                                     $     7,300      $ 4,296,300
                                                               ===========      ===========

Net income allocated to General Partner                        $       100      $    43,000
                                                               ===========      ===========

Net income allocated to Limited Partners                       $     7,200      $ 4,253,300
                                                               ===========      ===========

NET INCOME PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                      $      0.24      $    142.06
                                                               ===========      ===========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                29,940           29,940
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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ----------------------------
                                                                   2001             2000
                                                               -----------      -----------
                                                                        (UNAUDITED)
REVENUES                                                       $ 2,817,000      $ 3,698,500

OPERATING EXPENSES:
   Service costs                                                 1,152,700        1,267,600
   General and administrative expenses                             757,300          627,300
   General partner management fees and reimbursed expenses         309,600          459,600
   Depreciation and amortization                                   600,500          649,600
                                                               -----------      -----------

                                                                 2,820,100        3,004,100
                                                               -----------      -----------

OPERATING INCOME (LOSS)                                             (3,100)         694,400

OTHER INCOME (EXPENSE):
   Interest income                                                  59,200           87,400
   Interest expense                                                (17,900)         (53,900)
   Gain on sale of cable television system                              --        4,210,300
   Casualty gain                                                        --           79,800
   Other expense                                                  (343,000)              --
                                                               -----------      -----------

                                                                  (301,700)       4,323,600
                                                               -----------      -----------

NET INCOME (LOSS)                                              $  (304,800)     $ 5,018,000
                                                               ===========      ===========

Net income (loss) allocated to General Partner                 $    (3,000)     $    50,200
                                                               ===========      ===========

Net income (loss) allocated to Limited Partners                $  (301,800)     $ 4,967,800
                                                               ===========      ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                      $    (10.08)     $    165.93
                                                               ===========      ===========

AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                29,940           29,940
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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                        2001           2000
                                                                    -----------    -----------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $  (304,800)   $ 5,018,000
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Depreciation and amortization                                       574,400        649,600
    Amortization of deferred loan costs                                  26,100         22,400
    Gain on sale of cable system                                             --     (4,210,300)
    Changes in:
      Receivables, prepaid expenses and other assets                     49,900       (331,800)
      Accounts payable, accrued liabilities and due to affiliates       396,600        471,900
                                                                    -----------    -----------

        Net cash from operating activities                              742,200      1,619,800
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (508,300)      (481,300)
  Proceeds from sale of cable system                                         --      5,250,000
  Other investing activities                                             (6,000)       (23,000)
                                                                    -----------    -----------

        Net cash from investing activities                             (514,300)     4,745,700
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to partners                                                   --       (240,800)
  Other financing activities                                             (3,500)        (9,100)
                                                                    -----------    -----------

        Net cash from financing activities                               (3,500)      (249,900)
                                                                    -----------    -----------

NET INCREASE  IN CASH                                                   224,400      6,115,600

CASH AT BEGINNING OF PERIOD                                           2,366,800      1,963,500
                                                                    -----------    -----------

CASH AT END OF PERIOD                                               $ 2,591,200    $ 8,079,100
                                                                    ===========    ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the "Partnership") as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"). The Management Agreement provides for a monthly management fee of 5% of gross revenues, excluding revenues from the sale of cable television systems or franchises, payable to the Manager. The Manager is a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner. Management fee expense approximated $45,900 and $58,000 for the three months ended September 30, 2001 and 2000, respectively, and $140,900 and $184,900 for the nine months ended September 30, 2001 and 2000, respectively. Management fees are non-interest bearing.

    The Management Agreement provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with services provided. The total amount charged to the Partnership for these services approximated $48,500 and $92,100 for the three months ended September 30, 2001 and 2000, respectively, and $168,700 and $274,700 for the nine months ended September 30, 2001 and 2000, respectively. These fees are non-interest bearing.

    Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fees of $218,300 and $239,400 for the three months ended September 30, 2001 and 2000, respectively, and $645,400 and $731,500 for the nine months ended September 30, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

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


                                             NINE MONTHS ENDED
                                             SEPTEMBER 30, 2000
                                             ------------------
                                                 (UNAUDITED)
                    Revenues                     $3,031,500
                    Operating income                526,300
                    Net income                      628,700
                    Net income per unit               19.33


The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

5. PROPOSED SALES TRANSACTIONS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Agreement.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6. NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

immediately subject to the provisions of SFAS No. 142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,200 and $6,200, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

    Revenues decreased from $1,159,400 to $917,500, or 20.9%, and from $3,698,500 to $2,817,000, or 23.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to a decline in the number of customers as a result of the sale of our Kershaw cable system. The remaining decrease was due to a decline in basic and premium service customers. As of September 30, 2001 and 2000, the Partnership had approximately 7,800 and 8,100 basic service customers, respectively, and 4,400 and 6,100 premium service customers, respectively.

    Service costs decreased from $476,500 to $355,400, or 25.4%, and from $1,267,600 to $1,152,700, or 9.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the sale of the Kershaw cable system on August 31, 2000 and the decline in basic and premium service customers described above.

    Gross margin decreased from $682,900 to $562,100, or 17.7%, and from $2,430,900 to $1,664,300, or 31.5%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin increased from 58.9% to 61.3%, and decreased from 65.7% to 59.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The fluctuations in gross margin and gross margin as a percentage of revenue were due to the decreased in revenues and service costs described above, during the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000.

    General and administrative expenses increased from $264,600 to $268,700, or 1.5%, and from $627,300 to $757,300, or 20.7%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due primarily to a new excise tax enforced by the state of Tennessee.

    General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by the Partnership based on Charter's actual cost incurred. These costs decreased from $150,100 to $94,400, or 37.1%, and from $459,600 to $309,600, or 32.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to reduced administrative costs as a result of the sale of the Kershaw cable system.

    Depreciation and amortization expense decreased from $223,800 to $206,300, or 7.8%, and from $649,600 to $600,500, or 7.6%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to the sale of our Kershaw cable system offset partially by capital expenditures during the nine months ended September 30, 2001 relating to cable systems upgrades.

    Due to the factors described above, operating income decreased from $44,400 to an operating loss of $7,300, or 116.4%, and from $694,400 to an operating loss of $3,100, or 100.4%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income decreased from $35,700 to $17,000, or 52.4%, and from $87,400 to $59,200, or 32.3%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to lower average cash balances available for investment during the three and nine months ended September 30, 2001, as compared to the corresponding period in 2000.

    Interest expense decreased from $18,500 to $5,300, or 71.4%, and from $53,900 to $17,900, or 66.8%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, due to lower average outstanding borrowings under our loan facility during the three and nine months ended September 30, 2001 and the expiration of the loan facility on August 31, 2001.

    Gain on sale of cable system of $4,234,700 and $4,210,300 for the three and nine months ended September 30, 2000, related to the sale of our Kershaw system, completed on August 31, 2000.

    Casualty gain of $0 and $79,800 for the three and nine months ended September 30, 2000, related to an insurance reimbursement received in the first quarter of 2000 for damages caused by Hurricane Floyd in September 1999. The reimbursement was used for plant repairs and refunds to customers for cable outages.

    Other income of $2,900 and other expense of $343,000 for the three and nine months ended September 30, 2001, respectively, represents costs and other income associated with the termination of the Agreements with Gans.

    Due to the factors described above, our net income decreased from $4,296,300 to $7,300, or 99.8%, and from $5,018,000 to a net loss of $304,800, or 106.1%, for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $5,634,100 to $254,400, or 95.5%, for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, EBITDA decreased from 152.3% to 9.0%, during the nine months ended September 30, 2001, as compared to the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

    Our operating activities provided $742,200 and $1,619,800 in cash during the nine months ended September 30, 2001 and 2000, respectively. Changes in accounts receivable, prepaid expenses and other assets provided $49,900 and used $331,800 in cash in the first nine months of 2001 and 2000, respectively, due primarily to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $396,600 and $471,900 in cash during the nine months ended September 30, 2001 and 2000, respectively. Investing activities used $514,300 during the first nine months of 2001 primarily due to capital expenditures and provided $4,745,700 in cash during the first nine months of 2000 primarily due to proceeds from the sale of cable systems. Financing activities used $3,500 and $249,900 in cash during the first nine months of 2001 and 2000, respectively, primarily due to distributions to partners.

INVESTING ACTIVITIES

    Each of our cable systems needs to be upgraded, as substantially all of the available channel capacity in our cable television systems is being utilized. We presently estimate that the entire upgrade program will cover twelve franchise areas and require aggregate capital expenditures of approximately $8,300,000. Of the twelve franchise areas to be upgraded, existing franchise agreements currently require upgrading with respect to eight franchise areas and were requested to be completed by June 2000, December 2001 and February 2002. These required upgrades are estimated to cost approximately $4,600,000. The Partnership did not complete the first required upgrade by June 30, 2000, due to the sale of the system located in Kershaw, South Carolina.

    The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing liquidity requirements and capital requirements. Our capital expenditures were $508,300 for the nine months ended September 30, 2001.

FINANCING ACTIVITIES

    The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Partnership, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

    We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

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


                                              NINE MONTHS ENDED
                                              SEPTEMBER 30, 2000
                                              ------------------
                                                 (UNAUDITED)
                    Revenues                     $3,031,500
                    Operating income                526,300
                    Net income                      628,700
                    Net income per unit               19.33

    The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the consolidated results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.

PROPOSED SALES TRANSACTIONS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Agreement required to satisfy conditions precedent to close the transaction. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001, the parties agreed to terminate the Agreement.

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

CERTAIN TRENDS AND UNCERTAINTIES

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

    In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. As we have in Covington, the Partnership has continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on the Partnership's financial condition and results of operations. As of September 30, 2001, there were approximately 1,700 and 1,200 basic customers in the cities of Covington and Bolivar, respectively.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Partnership.

    Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. SFAS No. 142 will be implemented by the Partnership on January 1, 2002 and all goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. Upon adoption, the Partnership will no longer amortize indefinite lived intangible assets, which consist primarily of cable franchise operating rights. The Partnership will test these assets for impairment at least annually. Other than during any periods in which the Partnership may record a charge for impairment, the Partnership expects that the adoption of SFAS No. 142 will result in increased income as a result of reduced amortization expense. Based on the Partnership's preliminary evaluation, the estimated amortization costs incurred during the three and nine months ended September 30, 2001, which will not be recurring costs subsequent to adoption, were $2,200 and $6,200, respectively.

    Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Partnership.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 144.

OTHER EVENTS

    Effective October 30, 2001, Carl E. Vogel was appointed to replace Steven A. Schumm as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

ECONOMIC SLOWDOWN; TERRORISM; AND ARMED CONFLICT

    Although we do not believe that the recent terrorist attacks and the subsequent armed conflict and related events have resulted in any material changes to the Partnership's business and operations for the period ended September 30, 2001, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events, combined with the general economic slowdown, could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow. Additionally, an economic slowdown could affect our ability to collect accounts receivable. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and our ability to obtain financing at reasonable rates, if at all. Terrorist attacks could interrupt or disrupt our ability to deliver our services (or the services provided to us by programmers) and could cause unforeseen damage to the Partnership's physical facilities. Terrorism and the related events may have other adverse effects on the Partnership, in ways that cannot be presently predicted.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        None.

    (B) REPORTS ON FORM 8-K

        On October 9, 2001, the Registrant filed a current report on Form 8-K to announce the resignation of Jerry Kent, President and Chief Executive Officer of Charter Communications, Inc. Effective concurrently with Mr. Kent's resignation, Steven A. Schumm, Executive Vice President and Assistant to the President, will serve as the sole director of Enstar Communications Corporation, the Partnership's corporate general partner.

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

                                 By:  ENSTAR COMMUNICATIONS CORPORATION
                                      General Partner

Date: November 13, 2001          By:  /s/  Paul E. Martin
                                      ----------------------------------------
                                      Paul E. Martin, Vice President and
                                      Corporate Controller (Principal Financial
                                      Officer for Partnership Matters)