Form 10-Q
period 2002-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2002-05-15
CIK 737762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2002.

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-13333

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                            Georgia                                                   58-1581136
                            -------                                                   ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


                    12405 Powerscourt Drive
                      St. Louis, Missouri                                               63131
                      -------------------                                               -----
           (Address of principal executive offices)                                   (Zip Code)


      Registrant's telephone number, including area code:                           (314) 965-0555

--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                              MARCH 31,             DECEMBER 31,
                                                                                2002                    2001*
                                                                             -----------             -----------
                                                                                       (UNAUDITED)
                                          ASSETS

   ASSETS:
   Cash .........................................................            $ 1,904,600             $ 2,222,100
   Accounts receivable ..........................................                120,000                 134,800
   Prepaid expenses and other assets ............................                 62,400                  50,000
   Property, plant and equipment, net of accumulated depreciation
       of $11,227,800 and $10,985,300, respectively .............              4,052,500               4,046,200
   Franchise cost, net of accumulated amortization of
        $37,000 and $35,100, respectively .......................                 43,700                  45,600
                                                                             -----------             -----------
        Total assets ............................................            $ 6,183,200             $ 6,498,700
                                                                             ===========             ===========

                   LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable .............................................            $    78,800             $    80,900
   Accrued liabilities ..........................................                553,900               1,150,100
   Due to affiliates ............................................                669,200                 414,600
                                                                             -----------             -----------

         Total liabilities ......................................              1,301,900               1,645,600
                                                                             -----------             -----------
PARTNERSHIP CAPITAL (DEFICIT)
   General Partner ..............................................                (23,900)                (24,200)
   Limited Partners .............................................              4,905,200               4,877,300
                                                                             -----------             -----------
         Total partnership capital ..............................              4,881,300               4,853,100
                                                                             -----------             -----------

         Total liabilities and partnership capital ..............            $ 6,183,200             $ 6,498,700
                                                                             ===========             ===========

        * Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                         2002                2001
                                                                      ---------            ---------
                                                                               (UNAUDITED)
REVENUES                                                              $ 907,900            $ 948,900

OPERATING EXPENSES:
   Service costs                                                        349,400              387,000
   General and administrative expenses                                  187,700              205,800
   General partner management fees and reimbursed expenses              105,000              103,900
   Depreciation and amortization                                        244,400              194,800
                                                                      ---------            ---------
                                                                        886,500              891,500
                                                                      ---------            ---------

OPERATING INCOME                                                         21,400               57,400
OTHER INCOME (EXPENSE):
   Interest income                                                        4,700               16,500
   Interest expense                                                          --               (6,000)
   Other                                                                  2,100               (5,700)
                                                                      ---------            ---------

                                                                          6,800                4,800
                                                                      ---------            ---------
NET INCOME                                                            $  28,200            $  62,200
                                                                      =========            =========
Net income allocated to General Partner                               $     300            $     600
                                                                      =========            =========
Net income allocated to Limited Partners                              $  27,900            $  61,600
                                                                      =========            =========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                   $    0.93            $    2.06
                                                                      =========            =========

AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
             DURING PERIOD                                               29,940               29,940
                                                                      =========            =========

           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                -----------------------------------
                                                                                   2002                    2001
                                                                                -----------             -----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $    28,200             $    62,200
   Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                244,400                 194,800
       Changes in:
         Accounts receivable, prepaid expenses and other assets                       2,400                  52,900
         Accounts payable, accrued liabilities and due to affiliates               (343,700)               (367,900)
                                                                                -----------             -----------

             Net cash from operating activities                                     (68,700)                (58,000)
                                                                                -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (248,800)                 (5,900)
                                                                                -----------             -----------

             Net cash from investing activities                                    (248,800)                 (5,900)
                                                                                -----------             -----------

NET DECREASE IN CASH                                                               (317,500)                (63,900)

CASH AT BEGINNING OF PERIOD                                                       2,222,100               2,366,800
                                                                                -----------             -----------
CASH AT END OF PERIOD                                                           $ 1,904,600             $ 2,302,900
                                                                                ===========             ===========


           See accompanying notes to condensed financial statements.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITIED)

1. INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

   RECLASSIFICATIONS

         Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $45,400 and $47,400 for the three months ended March 31, 2002 and 2001, respectively. Management fees are non-interest bearing.

         In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $59,600 and $56,500 for the three months ended March 31, 2002 and 2001, respectively.

         All programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $211,400 and $215,200 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4. CERTAIN TRENDS AND UNCERTAINTIES

         The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system in Covington and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of us. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in us from an affiliate of Charter. In November 2000, the city sold municipal bonds to finance construction of a municipally owned cable system. The city is actively competing with us following the completion of the city's cable plant during the first quarter of 2002. Should the determination not to renew the franchise be upheld, or if we do not have the authority to transfer the affiliate's interest to Charter, then we

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITIED)

would have no right to continue operations within the city unless the city issued a new franchise. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and results of operations. The city of Covington is one of three franchise areas located in the Brownsville cable television system. No impairment charge was taken on Brownsville's cable television system and franchise assets which had a carrying value of $2,027,200 at March 31, 2002.

         In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. As we have in Covington, we have continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of March 31, 2002, there were approximately 2,300 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

         Revenues decreased $41,000 from $948,900 to $907,900, or 4.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decline in basic and premium service customers partially offset by an increase in prices. As of March 31, 2002 and 2001, we had approximately 7,400 and 8,200 basic service customers, respectively, and 3,400 and 5,300 premium service customers, respectively.

         Service costs decreased $37,600 from $387,000 to $349,400, or 9.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in basic and premium service customers, described above, coupled with reduced labor costs.

         General and administrative expenses decreased $18,100 from $205,800 to $187,700, or 8.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due primarily to reduced labor costs compared to the corresponding period in 2001.

         General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. These costs increased $1,100 from $103,900 to $105,000, or 1.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in the level of such services being provided and billed to us by Charter.

         Depreciation and amortization expense increased $49,600 from $194,800 to $244,400, or 25.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was due primarily to capital expenditures during the three months ended March 31, 2002 and the last three quarters of 2001 relating to cable systems upgrades.

         Due to the factors described above, operating income decreased $36,000 from $57,400 to $21,400, or 62.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Interest income decreased $11,800 from $16,500 to $4,700, or 71.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to lower average cash balances available for investment coupled with lower interest rates during the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Interest expense decreased from $6,000 to $0, or 100.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to no outstanding borrowings under our loan facility during the three months ended March 31, 2002 as the loan facility expired on August 31, 2001.

         Other income of $2,100 and other expense of $5,700 for the three months ended March 31, 2002 and 2001, respectively, represents a gain on the sale of fixed assets in 2002 and costs associated with the sale of our cable system located in Kershaw, South Carolina occurring in the first quarter of 2001.

         Due to the factors described above, our net income decreased $34,000 from $62,200 to $28,200, or 54.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased $21,400 from $246,500 to $267,900, or 8.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. As a percentage of revenues, EBITDA increased 3.5%, from 26.0% to 29.5%, during the three months ended March 31, 2002 compared to the corresponding period in 2001.

         Operating activities used $68,700 and $58,000 during the three months ended March 31, 2002 and 2001, respectively. Changes in accounts receivable, prepaid expenses and other assets provided $2,400 and $52,900 in cash during the three months ended March 31, 2002 and 2001, respectively, due primarily to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors used $343,700 and $367,900 in cash during the three months ended March 31, 2002 and 2001, respectively, primarily due to differences in the timing of payments.

         Investing activities used $248,800 and $5,900 during the three months ended March 31, 2002 and 2001, respectively, due to capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

INVESTING ACTIVITIES

         Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

         The estimated cost of all of these comprehensive upgrades would be approximately $12.2 million (for an upgrade to 550 megahertz capacity) and $14.6 million (for an upgrade to 870 megahertz capacity). Given the potential overbuilds that exist in Tennessee, the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, Enstar Communications Corporation (the Corporate General Partner) does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to make upgrades required by franchise agreements and will continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

         We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner, that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete a comprehensive cable systems upgrade. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

         We believe it is critical to conserve cash to fund our anticipated capital expenditures. Accordingly, we do not anticipate any distributions to partners at this time.

CERTAIN TRENDS AND UNCERTAINTIES

         The Corporate General Partner believes that if we were to make comprehensive additional upgrades to enable the variety of enhanced and competitive services available in today's marketplace, particularly in light of the potential overbuilds and the high cost of two-way capability, we would not recoup the costs or regain our ability to operate profitably within the remaining term of our franchises, so that making these upgrades would not be economically prudent. Furthermore, in April 2002, the City of Covington, Tennessee launched a competitive overbuild and is actively competing with the Partnership. The City has also resolved not to renew our franchise. In Bolivar, Tennessee, the local municipal utility has received a franchise to operate a competing cable system. Thus, only limited plant upgrades have been made, and generally only where necessary to meet the requirements of existing franchises or when believed to be economically viable.

         The city of Covington, Tennessee rejected our franchise renewal proposal in June 1999. The franchise agreement with the city expired in 1994 and we have continued to operate our cable system in Covington and pay franchise fees to the city. In March 2000, Charter submitted another proposal to the city on behalf of us. The city suspended the hearing to consider Charter's renewal proposal, and in May 2000 issued a resolution denying its consent to transfer controlling interest in us from an affiliate of Charter. In November 2000, the city sold $5.3 million in municipal bonds to finance construction of a municipally owned cable system. The city is actively competing with us following the completion of the city's cable plant during the first quarter of 2002. Should the determination not to renew the franchise be upheld, or if we do not have the authority to transfer the affiliate's interest to Charter, then we would have no right to continue operations within the city unless the city issued a new franchise. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and results of operations.

         In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. As we have in Covington, we have continued to operate our cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of March 31, 2002, there were approximately 2,300 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

COMMITMENTS AND CONTINGENCIES

         Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including ours.

         Approximately 81% of our customers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

         Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

         Certain of expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase our service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        None.

    (B) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENSTAR INCOME PROGRAM 1984-1, L.P.


                                   By:     ENSTAR COMMUNICATIONS CORPORATION

                                           Corporate General Partner

Date: May 15, 2002                 By:     /s/  Paul E. Martin
                                           -------------------
                                            Paul E. Martin
                                            Senior Vice President, Corporate
                                              Controller (Principal
                                            Accounting Officer)