Form 10-Q
period 2002-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2002-08-14
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-13333

ENSTAR INCOME PROGRAM 1984-1, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1581136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM 1984-1, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                 2002         2001 *
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $  1,897,800  $  2,222,100
   Accounts receivable.....................................................       85,300       134,800
   Prepaid expenses and other assets.......................................       44,200        50,000
   Property, plant and equipment, net of accumulated
     depreciation of $11,483,500 and $10,985,300, respectively.............    4,198,600     4,046,200
   Franchise cost, net of accumulated amortization of
     $39,300 and $35,100, respectively.....................................       41,400        45,600
                                                                             ------------  ------------
         Total assets......................................................    6,267,300     6,498,700
                                                                             ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable........................................................ $     90,100  $     80,900
   Accrued liabilities.....................................................      461,100     1,150,100
   Due to affiliates.......................................................      932,100       414,600
                                                                             ------------  ------------
          Total liabilities................................................    1,483,300     1,645,600
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner.........................................................      (24,900)      (24,200)
   Limited Partners........................................................    4,808,900     4,877,300
                                                                             ------------  ------------
          Total partnership capital........................................    4,784,000     4,853,100
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  6,267,300  $  6,498,700
                                                                             ============  ============

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended        Six Months Ended
                                                               June 30,                June 30,
                                                        ----------------------  -----------------------
                                                           2002        2001        2002        2001
                                                        ----------  ----------  ----------  -----------
                                                             (unaudited)               (unaudited)

REVENUES.............................................. $  846,600  $  950,600  $1,754,500  $ 1,899,500

OPERATING EXPENSES:
   Service costs......................................    376,900     410,300     726,300      797,300
   General and administrative expenses................    212,800     282,800     400,400      488,600
   General partner management fees and                         --          --          --           --
     reimbursed expenses..............................    101,800     111,300     206,700      215,200
   Depreciation and amortization......................    257,900     199,400     502,400      394,200
                                                        ----------  ----------  ----------  -----------
                                                          949,400   1,003,800   1,835,800    1,895,300
                                                        ----------  ----------  ----------  -----------
OPERATING INCOME (LOSS)...............................   (102,800)    (53,200)    (81,300)       4,200
                                                        ----------  ----------  ----------  -----------

OTHER INCOME (EXPENSE):
   Interest income....................................      5,300      25,700      10,000       42,200
   Interest expense...................................         --      (6,600)         --      (12,600)
   Other income (expense).............................        100    (340,200)      2,200     (345,900)
                                                        ----------  ----------  ----------  -----------
                                                            5,400    (321,100)     12,200     (316,300)
                                                        ----------  ----------  ----------  -----------
NET LOSS.............................................. $  (97,400) $ (374,300) $  (69,100) $  (312,100)
                                                        ==========  ==========  ==========  ===========
Net loss allocated to General Partner................. $   (1,000) $   (3,700) $     (700) $    (3,100)
                                                        ==========  ==========  ==========  ===========
Net loss allocated to Limited Partners................ $  (96,400) $ (370,600) $  (68,400) $  (309,000)
                                                        ==========  ==========  ==========  ===========
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST..... $    (3.22) $   (12.38) $    (2.28) $    (10.32)
                                                        ==========  ==========  ==========  ===========
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD.........................................     29,940      29,940      29,940       29,940
                                                        ==========  ==========  ==========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     -----------  -----------
                                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $   (69,100) $  (312,100)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization................................................     502,400      394,200
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................      55,300        5,500
      Accounts payable, accrued liabilities and due to affiliates..................    (162,300)     321,300
                                                                                     -----------  -----------
          Net cash flows from operating activities.................................     326,300      408,900
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................    (650,600)    (312,100)
   Other investing activities......................................................          --       (6,000)
                                                                                     -----------  -----------
          Net cash flows from investing activities.................................    (650,600)    (318,100)
                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Other financing activities......................................................          --       (3,300)
                                                                                     -----------  -----------
          Net cash flows from financing activities.................................          --       (3,300)
                                                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH ...................................................    (324,300)      87,500

CASH, beginning of period..........................................................   2,222,100    2,366,800
                                                                                     -----------  -----------
CASH, end of period................................................................ $ 1,897,800  $ 2,454,300
                                                                                     ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME/GROWTH PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year. As discussed in Note 3 below, current franchise disputes and overbuild issues could have a material adverse effect on the Partnership's operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $42,300 and $47,500 for the three months ended June 30, 2002 and 2001, respectively, and $87,700 and $95,000 for the six months ended June 30, 2002 and 2001, respectively.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Partnership reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Partnership for these services approximated $59,500 and $63,800 for the three months ended June 30, 2002 and 2001, respectively, and $119,000 and $120,200 for the six months ended June 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $206,500 and $211,900 for the three months ended June 30, 2002 and 2001, respectively, and $417,900 and $427,100 for the six months ended June 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

All amounts owed to the General Partner and affiliates are non-interest bearing.

3. CERTAIN TRENDS AND UNCERTAINTIES

The Partnership's franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, the Partnership has continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement is reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on behalf of the Partnership. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and is actively competing with the Partnership.

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership to discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of Partnership in the United States District Court for the Western District of Tennessee ("the Court") against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleges that the City and other defendants are unlawfully attempting to shut down the Partnership's cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleges that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down the Partnership's cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership seeks a declaration from the Court that the City's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership is also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against the Partnership's provision of services in Covington until the Court has ruled on the motion for preliminary injunction.

If the Partnership is unsuccessful in the lawsuit, the Partnership may have to terminate its operations. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and operating results. No impairment charges were recorded on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,043,000 at June 30, 2002. This is approximately 48% of the total investment in cable properties.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership has continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As of June 30, 2002, the Partnership had approximately 1,700 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

4. NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net loss per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net loss has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's financial statements.

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

RESULTS OF OPERATIONS

Revenues decreased $104,000 from $950,600 to $846,600, or 10.9%, and $145,000 from $1,899,500 to $1,754,500, or 7.6%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in basic and premium service customers partially offset by an increase in prices. As of June 30, 2002 and 2001, we had approximately 6,500 and 8,100 basic service customers, respectively, and 2,800 and 5,000 premium service customers, respectively.

Service costs decreased $33,400 from $410,300 to $376,900, or 8.1%, and $71,000 from $797,300 to $726,300, or 8.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in basic and premium service customers.

General and administrative expenses decreased $70,000 from $282,800 to $212,800, or 24.8%, and $88,200 from $488,600 to $400,400, or 18.1%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due primarily to lower franchise and excise taxes and professional fees compared to the corresponding periods in 2001.

General partner management fees and reimbursed expenses decreased $9,500 from $111,300 to $101,800, or 8.5%, and $8,500 from $215,200 to $206,700, or 3.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. The decrease was primarily due to a decrease in the level of such services being provided and billed to us by Charter.

Depreciation and amortization expense increased $58,500 from $199,400 to $257,900, or 29.3%, and $108,200 from $394,200 to $502,400, or 27.4%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was due primarily to capital expenditures during the six months ended June 30, 2002 and the last half of 2001 relating to cable systems upgrades.

Due to the factors described above, operating loss increased $49,600 from $53,200 to $102,800, or 93.2%, and operating income decreased $85,500 from $4,200 to a loss of $81,300, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $20,400 from $25,700 to $5,300, or 79.4%, and $32,200 from $42,200 to $10,000, or 76.3%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to lower average cash balances available for investment coupled with lower interest rates during the three and six months ended June 30, 2002 compared to the corresponding periods in 2001.

Interest expense decreased from $6,600 to $0 and from $12,600 to $0 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to no outstanding borrowings under our loan facility during the three and six months ended June 30, 2002 as the loan facility expired on August 31, 2001.

Other income of $100 and other expense of $340,200 for the three months ended June 30, 2002 and 2001, respectively, and other income of $2,200 and other expense of $345,900 for the six months ended June 30, 2002 and 2001, respectively, represent a gain on the sale of fixed assets in 2002 and costs associated with a previous unexecuted sales proposal in 2001.

Due to the factors described above, our net loss decreased $276,900 from $374,300 to $97,400, or 74.0%, and $243,000 from $312,100 to $69,100, or 77.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

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

Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA increased $370,800 from $52,500 to $423,300 for the six months ended June 30, 2002 compared to the corresponding period in 2001. As a percentage of revenues, EBITDA increased 21.3%, from 2.8% to 24.1%, during the six months ended June 30, 2002 compared to the corresponding period in 2001.

Operating activities provided $326,300 and $408,900 in cash during the six months ended June 30, 2002 and 2001, respectively. Changes in accounts receivable, prepaid expenses and other assets provided $55,300 and $5,500 in cash during the six months ended June 30, 2002 and 2001, respectively, due primarily to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors used $162,300 and provided $321,300 in cash during the six months ended June 30, 2002 and 2001, respectively, primarily due to differences in the timing of payments.

Investing activities used $650,600 and $318,100 during the six months ended June 30, 2002 and 2001, respectively, due primarily to capital expenditures.

Financing activities used $3,300 during the six months ended June 30, 2001 due to expenditures related to deferred financing costs.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The estimated cost of all of these comprehensive upgrades would be approximately $12.2 million (for an upgrade to 550 megahertz capacity) and $14.6 million (for an upgrade to 870 megahertz capacity). Given the potential and existing overbuilds that exist in Tennessee, the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, Enstar Communications Corporation (the Corporate General Partner) does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to make upgrades required by franchise agreements and will continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner, that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any comprehensive cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate any distributions to partners at this time.

CERTAIN TRENDS AND UNCERTAINTIES

Our franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, we have continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement is reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on our behalf. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and is actively competing with us.

In July 2002, we received a letter from the City Attorney advising us that we may not operate within the city limits and demanding we discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of us in the United States District Court for the Western District of Tennessee against the City, the Covington Electric System Board of Public Utilities and Covington Cable. We allege that the City and other defendants are unlawfully attempting to shut down our cable television system in Covington, in order to eliminate competition to the new City-owned cable system. We also allege that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down our cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. We seek a declaration from the Court that the City's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. We are also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against our provision of services in Covington until the Court has ruled on the motion for preliminary injunction.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of June 30, 2002, we had approximately 1,700 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

If we are unsuccessful in the lawsuit, we may have to terminate our operations. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. No impairment charges were recorded on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,043,000 at June 30, 2002. This is approximately 48% of our total investment in cable properties.

 Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including ours.

Approximately 79% of our customers are served by our system in Brownsville, Tennessee and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer

and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith