Form 10-Q
period 2002-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2002-11-14
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM 1984-1, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED BALANCE SHEETS

                                                                             September 30,  December 31,
                                                                                 2002          2001
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $  1,411,800  $  2,222,100
   Accounts receivable.....................................................       51,300       134,800
   Prepaid expenses and other assets.......................................       45,800        50,000
   Property, plant and equipment, net of accumulated
     depreciation of $13,137,200 and $10,985,300, respectively.............    3,513,100     4,046,200
   Franchise cost, net of accumulated amortization of
     $41,600 and $35,100, respectively.....................................       39,100        45,600
                                                                             ------------  ------------
         Total assets......................................................    5,061,100     6,498,700
                                                                             ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable........................................................ $    296,700  $     80,900
   Accrued liabilities.....................................................      553,300     1,150,100
   Due to affiliates.......................................................      998,100       414,600
                                                                             ------------  ------------
          Total liabilities................................................    1,848,100     1,645,600
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner.........................................................      (40,700)      (24,200)
   Limited Partners........................................................    3,253,700     4,877,300
                                                                             ------------  ------------
          Total partnership capital........................................    3,213,000     4,853,100
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  5,061,100  $  6,498,700
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                     --------------------------  --------------------------
                                                                         2002          2001          2002          2001
                                                                     ------------  ------------  ------------  ------------
                                                                          (unaudited)                   (unaudited)

REVENUES........................................................... $    747,700  $    917,500  $  2,502,200  $  2,817,000

OPERATING EXPENSES:
   Service costs...................................................      368,800       355,400     1,095,100     1,152,700
   General and administrative expenses.............................      211,400       268,700       611,800       757,300
   General partner management fees and reimbursed expenses.........      100,900        94,400       307,600       309,600
   Depreciation and amortization...................................      220,700       206,300       723,100       600,500
   Asset impairment charge.........................................    1,433,700            --     1,433,700            --
                                                                     ------------  ------------  ------------  ------------
                                                                       2,335,500       924,800     4,171,300     2,820,100
                                                                     ------------  ------------  ------------  ------------
OPERATING LOSS.....................................................   (1,587,800)       (7,300)   (1,669,100)       (3,100)
                                                                     ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
   Interest income.................................................        5,900        17,000        15,900        59,200
   Interest expense................................................           --        (5,300)           --       (17,900)
   Other income (expense)..........................................           --         2,900         2,200      (343,000)
                                                                     ------------  ------------  ------------  ------------
                                                                           5,900        14,600        18,100      (301,700)
                                                                     ------------  ------------  ------------  ------------
NET INCOME (LOSS).................................................. $ (1,581,900) $      7,300  $ (1,651,000) $   (304,800)
                                                                     ============  ============  ============  ============
Net income (loss) allocated to General Partner..................... $    (15,800) $        100  $    (16,500) $     (3,000)
                                                                     ============  ============  ============  ============
Net income (loss) allocated to Limited Partners.................... $ (1,566,100) $      7,200  $ (1,634,500) $   (301,800)
                                                                     ============  ============  ============  ============
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST......... $     (52.31) $       0.24  $     (54.59) $     (10.08)
                                                                     ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................       29,940        29,940        29,940        29,940
                                                                     ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     -----------  -----------
                                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $(1,651,000) $  (304,800)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization................................................     723,100      600,500
      Asset impairment charge......................................................   1,433,700           --
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................      87,700       49,900
      Accounts payable, accrued liabilities and due to affiliates..................     202,500      396,600
                                                                                     -----------  -----------
          Net cash flows from operating activities.................................     796,000      742,200
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................  (1,617,000)    (508,300)
   Other investing activities......................................................        (200)      (6,000)
                                                                                     -----------  -----------
          Net cash flows from investing activities.................................  (1,617,200)    (514,300)
                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Other financing activities......................................................      10,900       (3,500)
                                                                                     -----------  -----------
          Net cash flows from financing activities.................................      10,900       (3,500)
                                                                                     -----------  -----------
NET INCREASE (DECREASE) IN CASH ...................................................    (810,300)     224,400

CASH, beginning of period..........................................................   2,222,100    2,366,800
                                                                                     -----------  -----------
CASH, end of period................................................................ $ 1,411,800  $ 2,591,200
                                                                                     ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year. As discussed in Note 3 below, current franchise disputes and overbuild issues could have a material adverse effect on the Partnership's operations.

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

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,400 and $45,900 for the three months ended September 30, 2002 and 2001, respectively, and $125,100 and $140,900 for the nine months ended September 30, 2002 and 2001, respectively.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Partnership reimburses the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Partnership for these services approximated $63,500 and $48,500 for the three months ended September 30, 2002 and 2001, respectively, and $182,500 and $168,700 for the nine months ended September 30, 2002 and 2001, respectively.

All programming services are purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $190,300 and $218,300 for the three months ended September 30, 2002 and 2001, respectively, and $608,200 and $645,400 for the nine months ended September 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of the Partnership in the United States District Court for the Western District of Tennessee ("the Court") against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleges that the City and other defendants are unlawfully attempting to shut down the Partnership's cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleges that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down the Partnership's cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership seeks a declaration from the Court that the City's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership is also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against the Partnership's provision of services in Covington until the Court has ruled on the motion for preliminary injunction.

If the Partnership is unsuccessful in the lawsuit, the Partnership may have to terminate its operations in the City of Covington. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and operating results. No impairment charges were recorded on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,733,000 at September 30, 2002. This is approximately 55.2% of the total property, plant and equipment of the Partnership.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership has continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As of September 30, 2002, the Partnership had approximately 1,300 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

4. ASSET IMPAIRMENT CHARGE

During the three months ended September 30, 2002, the Partnership recorded an asset impairment charge of $1,433,700 on the property, plant and equipment related to its Snow Hill, North Carolina cable system. It became apparent during the third quarter of 2002 that, based on the status of negotiations for the sale of the cable system, the book value of the system would not be realized. As such the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC discussed in Note 6.

5. NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

6. PROPOSED SALES TRANSACTIONS

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of all of the cable systems, the Partnership will be liquidated and all remaining assets will be distributed to the Limited Partners and the General Partner.

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

RESULTS OF OPERATIONS

Revenues decreased $169,800 from $917,500 to $747,700, or 18.5%, and $314,800 from $2,817,000 to $2,502,200, or 11.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decline in basic and premium service customers partially offset by an increase in prices. As of September 30, 2002 and 2001, we had approximately 5,900 and 7,800 basic service customers, respectively, and 2,600 and 4,400 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and Covington Cable and customer reaction to increased prices in rebuilt markets.

Service costs increased $13,400 from $355,400 to $368,800, or 3.8%, and decreased $57,600 from $1,152,700 to $1,095,100, or 5.0%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase for the three months ended September 30, 2002 was primarily due to an increase in outside labor, system maintenance and storage costs while the decrease for the nine months ended September 30, 2002 was primarily due to the decline in basic and premium service customers.

General and administrative expenses decreased $57,300 from $268,700 to $211,400, or 21.3%, and $145,500 from $757,300 to $611,800, or 19.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due primarily to decreases in billing costs, insurance costs and professional fees compared to the corresponding periods in 2001.

General partner management fees and reimbursed expenses increased $6,500 from $94,400 to $100,900, or 6.9%, and decreased $2,000 from $309,600 to $307,600, or 0.6%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. The increase was primarily due to an increase in administrative activities provided by Charter on our behalf in replacing outside professionals resulting in a net reduction of expenses to the Partnership.

Depreciation and amortization expense increased $14,400 from $206,300 to $220,700, or 7.0%, and $122,600 from $600,500 to $723,100, or 20.4%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increase was due primarily to capital expenditures during the nine months ended September 30, 2002 and the fourth quarter of 2001 relating to cable systems upgrades.

Asset impairment charge of $1,433,700 for the three and nine months ended September 30, 2002, represents a write down of property plant and equipment related to our Snow Hill, North Carolina cable system to its estimated fair value. It became apparent during the third quarter of 2002 that based on the status of negotiations for the sale of the cable system that the book value of the system would not be realized.

Due to the factors described above, operating loss increased $1,580,500 from $7,300 to $1,587,800 and $1,666,000 from $3,100 to $1,669,100, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $11,100 from $17,000 to $5,900, or 65.3%, and $43,300 from $59,200 to $15,900, or 73.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to lower average cash balances available for investment coupled with lower interest rates during the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001.

Interest expense decreased from $5,300 to $0 and from $17,900 to $0 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to no outstanding borrowings under our loan facility during the three and nine months ended September 30, 2002 as the loan facility expired on August 31, 2001.

Other income of $2,900 for the three months ended September 30 2001 and other income of $2,200 and other expense of $343,000 for the nine months ended September 30, 2002 and 2001, respectively, represent a gain on the sale of fixed assets in 2002 and costs associated with a previous unexecuted sales proposal in 2001.

Due to the factors described above, our net income decreased $1,589,200 from $7,300 to a net loss of $1,581,900 and our net loss decreased $1,346,200 from $304,800 to $1,651,000, or 28.7%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems.

Operating activities provided $796,000 and $742,200 in cash during the nine months ended September 30, 2002 and 2001, respectively. Changes in accounts receivable, prepaid expenses and other assets provided $87,700 and $49,900 in cash during the nine months ended September 30, 2002 and 2001, respectively, due primarily to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors used $202,500 and provided $396,600 in cash during the nine months ended September 30, 2002 and 2001, respectively, primarily due to differences in the timing of payments.

Investing activities used $1,617,200 and $514,300 during the nine months ended September 30, 2002 and 2001, respectively, due primarily to capital expenditures. Capital expenditures were made for upgrades to the cable system necessary to maintain compliance with franchise agreements.

Financing activities provided $10,900 and used $3,500 during the nine months ended September 30, 2002 and 2001, respectively, due to expenditures related to deferred financing costs.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The estimated cost of all of these comprehensive upgrades would be approximately $12.2 million (for an upgrade to 550 megahertz capacity) and $14.6 million (for an upgrade to 870 megahertz capacity). Given the potential and existing overbuilds that exist in Tennessee, the high cost of this comprehensive upgrade plan, the limited funds available, pending sale transactions, and the belief that such a plan is not economically prudent, Enstar Communications Corporation (the Corporate General Partner) does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner will, however, continue to make upgrades required by franchise agreements.

FINANCING ACTIVITIES

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner, that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our pending sales transactions are not closed, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any comprehensive cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

PROPOSED SALES TRANSACTIONS

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of all of the remaining cable systems, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the General Partners.

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

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of September 30, 2002, we had approximately 1,300 and 1,300 basic customers in the cities of Covington and Bolivar, respectively.

If we are unsuccessful in the lawsuit, we may have to terminate our operations in the city of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. No impairment charges were recorded on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,733,000 at September 30, 2002. The Brownsville headend constitutes approximately 55.2% of our total property, plant and equipment.

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including ours.

Approximately 77.8% of our customers are served by our system in Brownsville, Tennessee, including those served off of the Brownsville headend, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

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

It is difficult to assess the impact the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 14, 2002

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate
Controller (Principal Financial Officer
and Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program 1984-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven A. Schumm

Steven A. Schumm

Executive Vice President and

Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program 1984-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul E. Martin

Paul E. Martin

Senior Vice President and

Corporate Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith