Form 10-K
period 2002-12-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2003-04-10
CIK 737762

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
Units of Limited Partnership Interest                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant's 29,940 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

                    The Exhibit Index is located at Page E-1.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                                             PAGE
                                                                                                   -----
Item 1.          Business......................................................................      3
Item 2.          Properties....................................................................     15
Item 3.          Legal Proceedings.............................................................     15
Item 4.          Submission of Matters to a Vote of Security Holders...........................     15

PART II

Item 5.          Market for the Registrant's Equity Securities and Related Security Holder
                 Matters.......................................................................     17
Item 6.          Selected Financial Data.......................................................     18
Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................................     18
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk....................     26
Item 8.          Financial Statements and Supplementary Data...................................     26
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure......................................................     26

PART III

Item 10.         Directors and Executive Officers of the Registrant............................     27
Item 11.         Executive Compensation........................................................     28
Item 12.         Security Ownership of Certain Beneficial Owners and Management................     28
Item 13.         Certain Relationships and Related Transactions................................     30

PART IV

Item 14.         Controls and Procedures.......................................................     32
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............     32

SIGNATURES       ..............................................................................     33

CERTIFICATIONS   ..............................................................................     34

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program 1984-1, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income Program 1984-1, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems serving approximately 5,600 basic customers at December 31, 2002 in and around the cities of Bolivar, Brownsville and Covington, Tennessee and Snow Hill, North Carolina. The Partnership was formed December 12, 1983 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partner and for the admission of Limited Partners through the sale of interests in the Partnership.

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

The General Partner of the Partnership is the Corporate General Partner. Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. ("Charter"), the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

SALE OF CABLE SYSTEMS

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

The Corporate General Partner believes that if the Partnership were to make comprehensive additional upgrades to enable the variety of enhanced and competitive services available in today's marketplace, particularly in light of the existing and potential overbuilds and the high cost of two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, so that making these upgrades would not be economically prudent. Furthermore, in Covington, Tennessee, the City launched a competing cable service in April 2002. In Bolivar, Tennessee, the local municipal utility has received a franchise to operate a competing cable system, although the municipal utility has not obtained funds to build a cable system. Thus, only limited plant upgrades have been made, and generally only where necessary to compete, meet the requirements of existing franchises, or when believed to be economically viable. In particular, in 2001 we began to introduce into the Brownsville, Covington and Snowhill communities the "small system digital" solution described on page 5 to help preserve the existing customer base, to compete with the overbuild activities of the City of Covington discussed more fully herein and to provide additional channel capacity as required under the franchise agreement.

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

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made. We are currently evaluating our alternatives with respect to this new development including extending the escrow deposit date.

Upon approval of the Limited Partners and the sale of all of the remaining cable systems, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF PARTNERSHIP'S SYSTEMS

The table below sets forth operating statistics for our cable television systems as of December 31, 2002:

                                                                                           AVERAGE
                                                                                           MONTHLY
                                                              PREMIUM                      REVENUE
                     HOMES        BASIC          BASIC        SERVICE      PREMIUM        PER BASIC
SYSTEM NAME         PASSED(1)   CUSTOMERS   PENETRATION(2)    UNITS(3)   PENETRATION(4)   CUSTOMER(5)
-----------         ---------   ---------   -------------     --------   --------------   -----------
Snow Hill, NC        5,300        1,400         26.4%          1,300          92.9%       $   41.40
Brownsville, TN     16,500        4,200         25.5%          1,300          31.0%       $   50.51
                    ------        -----                        ------
Total               21,800        5,600         25.7%          2,600          46.4%       $   48.24
                    ======        =====                        ======

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

    (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the end of the year.

SERVICES, MARKETING AND PRICES

Our cable television systems offer customers various levels of cable services consisting of:

- broadcast television signals of local network, independent and educational stations;

- a limited number of television signals originating from distant cities, such as WGN;

- various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;

- programming originated locally by the cable television system, such as public, educational and government access programs; and

- digital services in the Snow Hill, North Carolina and Brownsville and Covington, Tennessee franchise areas using small system digital (SSD) technology. SSD is a limited upgrade of the system which allows more channel capacity, but does not enable two-way service or allow for other interactive services.

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

At December 31, 2002, our monthly prices for basic cable service for residential customers, including certain discounted prices, ranged from $24.52 to $25.05 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

PROGRAMMING

We purchase basic and premium programming for our systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believes, however, that Charter's relations with its programming suppliers generally are good.

Our cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition, we face higher costs to carry local broadcast channels who elect retransmission carriage agreements.

CABLE SYSTEM AND TECHNOLOGY

A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service.

The Partnership's capital expenditures for recent upgrades have been made with available funds, primarily designed to compete with municipal owned cable systems and to satisfy the requirements of franchise agreements. These upgrades have enhanced the economic value of the Partnership's systems. The Partnership has four headends that generally operate at 300-330 megahertz. As a result of limited plant and technological upgrades already made, the franchises fed from the Snow Hill, North Carolina and Covington, Tennessee headend have a small system digital solution that allows for additional cable channels to be offered through the system's existing cable system architecture. The small system digital technology includes a digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay-per-view channels and at least 30 additional digital channels. The small system digital upgrade, however, does not enable two-way service or allow for other interactive services. Small system digital may also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channels which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance). The Bolivar and Brownsville headends have no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers.

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of all of these comprehensive upgrades would be approximately $12.2 million (for an upgrade to 550 megahertz capacity) and $14.6 million (for an upgrade to 870 megahertz capacity). Given the potential and existing overbuilds that exist in Tennessee, the high cost of this comprehensive upgrade plan, the limited funds available, pending sale transactions, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Thus, only limited plant upgrades have been made, and generally only when necessary to compete, meet requirements of existing franchises, or when believed to be economically viable. In particular, in 2001 we began to introduce into the Brownsville, Covington and Snowhill communities the "small system digital" solution described on page 5 to help preserve the existing customer base, to compete with the overbuild activities of the city of Covington discussed more fully herein and to provide additional channel capacity as required under the franchise agreement.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

We continually strive to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. We rely upon Charter pursuant to the management services agreement to assist us with customer service and community relations. We are also committed to fostering strong community relations in the towns and cities we serve. We support local charities and community causes in various ways. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

FRANCHISES

As of December 31, 2002, we operated cable systems in 17 franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied, the franchising authority may acquire ownership of the system or effect a transfer of the system to another person. The operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Regulation and Legislation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

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

The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2002:

                                               NUMBER OF   PERCENTAGE OF
                                   NUMBER OF    BASIC         BASIC
YEAR OF FRANCHISE EXPIRATION     FRANCHISES   CUSTOMERS     CUSTOMERS
----------------------------     ----------   ---------     ---------
Prior to 2004                        3         1,000         17.9%
2004 - 2008                         11         1,300         23.2%
2009 and after                       3         3,300         58.9%
                                  ------      -------       -------
Total                               17         5,600        100.0%
                                  ======      =======       =======

As of December 31, 2002, franchise agreements have expired in three of our franchise areas where we serve approximately 1,000 basic customers. We continue to serve these customers while we are in negotiations to transfer and renew the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities. As of December 31, 2002, all areas were served by franchises.

Our franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, we have continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement is reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on our behalf. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and since April 2002 has been actively competing with us. Since that time we have lost approximately 1,200 customers.

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

If we are unsuccessful in the lawsuit, we may have to terminate our operations in the City of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. In addition, the City of Covington is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of our franchise areas. We believe that if the City of Covington extends its plant into the county the loss of customers would have an adverse effect on our financial condition and result of operations. An impairment charge of $423,100 was recorded in the fourth quarter of 2002 on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value after the impairment charge of $2,614,900 at December 31, 2002. The Brownsville headend constitutes approximately 76.8% of our total property, plant and equipment.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system was built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of December 31, 2002, we had approximately 1,000 basic customers in the City of Bolivar and approximately 500 in the City of Covington.

COMPETITION

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

As described above under the heading "Franchises," the City of Covington, Tennessee operates a competing cable system and the City of Bolivar, Tennessee is a potential overbuilder. Since the City of Covington, Tennessee began operation of their cable system in the first quarter of 2002 our customers have decreased by approximately 1,200. Although the Bolivar municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations.

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

    -   subscriber privacy,
    -   programming practices, including, among other things,

     (1) blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,
     (2)  local sports blackouts,
     (3)  indecent programming,
     (4)  lottery programming,
     (5)  political programming,

   (6)  sponsorship identification,
   (7)  children's programming advertisements, and
   (8)  closed captioning,
    -   registration of cable systems and facilities licensing,
    -   maintenance of various records and public inspection files,
    -   aeronautical frequency usage,
    -   lockbox availability,
    -   antenna structure notification,
    -   tower marking and lighting,
    -   consumer protection and customer service standards,
    -   technical standards,
    -   equal employment opportunity,
    -   consumer electronics equipment compatibility, and
    -   emergency alert systems.

The Federal Communications Commission ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate our business are employed by the Corporate General Partner, its subsidiary corporation, and Charter. As of December 31, 2002, the Corporate General Partner employed 20 personnel who worked exclusively for the Partnership, the cost of which is charged directly to the Partnership. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. We believe that our properties, both owned and leased are suitable and adequate for our business operations. We own substantially all of the assets related to our cable television operations, including our program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

In July 2002, we received a letter from the City Attorney of Covington advising us that we may not operate within the city limits of Covington and demanding we discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of us in the United States District Court for the Western District of Tennessee against the City of Covington, the Covington Electric System Board of Public Utilities and Covington Cable. We allege that the City of Covington and other defendants are unlawfully attempting to shut down our cable television system in Covington, in order to eliminate competition to the new City-owned cable system. We also allege that the City of Covington failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down our cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. We seek a declaration from the Court that the City of Covington's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. We are also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against our provision of services in Covington until the Court has ruled on the motion for preliminary injunction.

If we are unsuccessful in the lawsuit, we may have to terminate our operations in the City of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. An impairment charge of $423,100 was recorded in the fourth quarter of 2002 on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,614,900 at December 31, 2002. The Brownsville headend constitutes approximately 76.8% of our total property, plant and equipment.

In addition to the matter set forth above, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 758 as of December 31, 2002. In addition to restrictions on the transferability of units described in our partnership agreement (the "Partnership Agreement"), the transferability of units may be affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be allocated 1% to the Corporate General Partner and 99% to the Limited Partners until the Limited Partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the Limited Partners have received cash flow equal to their initial investment, the Corporate General Partner will receive a 1% allocation of cash flow from liquidating a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the Limited Partners. All allocations to individual Limited Partners will be based on their respective capital accounts. The Partnership Agreement limits the amount of debt the Partnership may incur.

Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally to the Corporate General Partner until its capital account is increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

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

We began making periodic cash distributions to the Limited Partners during 1984 and discontinued distributions in January 1990. In 2000, we distributed $4,988,500 to our partners from the proceeds received from the sale of our Kershaw, South Carolina cable system. No distributions were made during 2002 and 2001. For more information regarding distributions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our ability to pay distributions, the actual amount of any such distributions paid and the continuance of distributions if commenced depends on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of financing, regulatory or legislative developments governing the cable television industry and the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. However, because management believes it is critical to conserve cash and borrowing capacity to fund anticipated capital expenditures, the Partnership does not anticipate a resumption of distributions to unitholders at this time. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Upon approval of the Limited Partners and the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership for the five years ended December 31, 2002. This data should be read in conjunction with the Partnership's financial statements and related notes thereto included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                            YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                        2002            2001            2000            1999            1998
                                             -----------     -----------     -----------     -----------     -----------
  Revenues                                   $ 3,241,300     $ 3,722,000     $ 4,642,500     $ 5,090,800     $ 5,221,100
  Operating expenses                          (2,820,100)     (2,792,500)     (3,226,700)     (3,280,700)     (3,184,700)
  Depreciation and amortization                 (956,900)       (824,700)       (852,400)       (854,500)       (747,600)
  Asset impairment charge                     (1,856,800)           --              --              --              --
                                             -----------     -----------     -----------     -----------     -----------
  Operating income (loss)                     (2,392,500)        104,800         563,400         955,600       1,288,800
  Interest income                                 18,700          67,800         173,600          61,900          25,700
  Interest expense                                  --           (17,900)        (32,200)        (92,400)       (103,900)
  Gain on sale of cable assets                      --              --         4,349,800            --              --
  Casualty gain (loss)                              --              --            79,800        (113,300)       (271,000)
  Other income (expense)                           3,100        (248,200)        (94,000)        (18,800)           --
                                             -----------     -----------     -----------     -----------     -----------
  Net income (loss)                          $(2,370,700)    $   (93,500)    $ 5,040,400     $   793,000     $   939,600
                                             ===========     ===========     ===========     ===========     ===========

  Distributions paid to partners             $      --       $      --       $ 4,988,500     $      --       $      --
                                             ===========     ===========     ===========     ===========     ===========
Per unit of limited partnership interest:
  Net income (loss)                          $    (78.39)    $     (3.09)    $    166.67     $     26.22     $     31.07
                                             ===========     ===========     ===========     ===========     ===========
  Distributions                              $      --       $      --       $    164.95     $      --       $      --
                                             ===========     ===========     ===========     ===========     ===========

OTHER OPERATING DATA
  Net cash from operating activities         $ 1,115,000     $ 1,271,800     $ 1,308,600     $ 1,655,200     $ 2,084,800
  Net cash from investing activities          (2,162,400)     (1,416,500)      4,092,200      (1,050,500)     (1,398,400)
  Net cash from financing activities              10,900            --        (4,997,500)        322,800        (113,300)
  Capital expenditures                       $ 2,162,400     $ 1,407,100     $ 1,124,500     $ 1,050,500     $ 1,389,800


                                                          AS OF DECEMBER 31,
                             ---------------------------------------------------------------------------
BALANCE SHEET DATA               2002            2001            2000            1999           1998
                             -----------     -----------     -----------     -----------     -----------
  Total assets               $ 4,744,800     $ 6,498,700     $ 6,430,200     $ 6,537,900     $ 5,417,400
  Total debt                        --              --              --              --              --
  General Partner's deficit      (47,900)        (24,200)        (23,300)        (23,800)        (31,700)
  Limited Partners' capital  $ 2,541,200     $ 4,877,300     $ 4,969,900     $ 4,918,500     $ 4,133,400


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

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

-    Capitalization of labor and overhead costs;
-    Useful lives of property, plant and equipment; and
-    Impairment of property, plant and equipment.

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $3,403,700 (representing 71.7% of total assets) and $4,046,200 (representing 62.3% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 were approximately $2,162,400, $1,407,100 and
$1,124,500, respectively.

Costs associated with network construction, initial customer installations and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

- Scheduling a "truck roll" to the customer's dwelling for service connection;
- Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network;
- Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and
- Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. We capitalized internal direct labor costs of $173,100, $134,300 and $80,200 for the years ended December 31, 2002, 2001 and
2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch and supervisory personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. We capitalized overhead of $155,700, $120,800 and $72,200, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

Depreciation expense related to property, plant and equipment totaled $948,100, $786,400 and $810,500, representing approximately 16.8%, 21.7% and 19.9% of operating expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

     Cable distribution systems      5-15 years
     Vehicles                        3 years
     Furniture and equipment         5-7 years
     Leasehold improvements          Shorter of life of lease or useful life of
                                     asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

During the third quarter of 2002, we recorded an asset impairment charge of $1,433,700 on the property, plant and equipment related to its Snow Hill, North Carolina cable system. It became apparent during the third quarter of 2002, that based on the status of negotiations for the sale of the cable system, the book value of the system would not be realized. As such, the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

During the fourth quarter of 2002, we recorded an asset impairment charge of $423,100 on the property, plant and equipment related to its Brownsville, North Carolina cable system. It became apparent during the fourth quarter of 2002, that based on continuing customer losses primarily in its Covington franchise area, the book value of the system would not be realized. As such the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues decreased $480,700 from $3,722,000 to $3,241,300, or 12.9%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. The decrease was primarily due to a decline in basic and premium service customers partially offset by an increase in prices. As of December 31, 2002 and 2001, we had approximately 5,600 and 7,600 basic service customers, respectively, and 2,600 and 4,100 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and the cable system operated by the City of Covington, Tennessee and customer reaction to increased prices in rebuilt markets. Of the 2,000 decrease in basic service customers, a decrease of 1,300 is due to the decrease in customers in the Covington system.

Service costs decreased $32,300 from $1,505,500 to $1,473,200, or 2.1%, for the year ended December 31, 2002 as compared to 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the year ended December 31, 2002 was primarily due to a decrease in programming expenses due to the decline in basic and premium service customers and a decrease in franchise fees offset by an increase in maintenance expenditures.

General and administrative expenses increased $62,500 from $877,700 to $940,200, or 7.1%, for the year ended December 31, 2002 as compared to 2001. The increase was due primarily to increases in collection costs and legal fees incurred in connection with the litigation with the City of Covington.

General partner management fees and reimbursed expenses decreased $2,600 from $409,300 to $406,700 for the year ended December 31, 2002 as compared to 2001. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. The decrease was primarily due to a decrease in management fees.

Depreciation and amortization expense increased $132,200 from $824,700 to $956,900, or 16.0%, for the year ended December 31, 2002 as compared to 2001, primarily due to capital expenditures during the year ended December 31, 2002 and the fourth quarter of 2001 relating to cable systems upgrades.

The asset impairment charge of $1,856,800 for the year ended December 31, 2002, represents a write down of property plant and equipment related to our Brownsville, Tennessee and Snow Hill, North Carolina cable systems to their estimated fair value. It became apparent during the third quarter of 2002 for Snowhill that based on the status of negotiations for the sale of the cable system and during the fourth quarter of 2002 for Brownsville that based on continuing subscriber losses, the book value of the systems would not be realized. As a result, an asset impairment charge of $1,433,700 related to our Snow Hill, North Carolina cable system was recorded in the third quarter of 2002 and a $423,100 impairment charge related to our Brownsville, Tennessee cable system was recorded in the fourth quarter of 2002.

Due to the factors described above, our operating income decreased $2,497,300 from $104,800 to a loss of $2,392,500 for the year ended December 31, 2002 as compared to 2001.

Interest income decreased $49,100 from $67,800 to $18,700, or 72.4%, for the year ended December 31, 2002 as compared to 2001, primarily due to lower average cash balances available for investment coupled with lower interest rates during the year ended December 31, 2002 compared to 2001.

Interest expense decreased from $17,900 to $0 for the year ended December 31, 2002 as compared to 2001. There were no outstanding borrowings under our loan facility during the year ended December 31, 2002 as the loan facility expired on August 31, 2001.

Other income of $3,100 and other expense of $248,200 for the years ended December 31, 2002 and 2001, respectively, represent a gain on the sale of fixed assets in 2002 and costs associated with a previous unexecuted sales proposal in 2001.

Due to the factors described above, our net loss increased $2,277,200 from $93,500 to $2,370,700 for the year ended December 31, 2002 compared to 2001.

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

Due to the factors described above, our net income decreased $5,133,900 from $5,040,400 to a net loss of $93,500 for the year ended December 31, 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems. In general, these capital requirements involve expansion, replacement, improvement and upgrade of our existing cable systems.

Operating activities provided $156,800 less cash in the year ended December 31, 2002 than in 2001. Changes in accounts receivable, prepaid expenses and other assets provided $312,500 less cash in 2002 than in 2001 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Changes in the payment of liabilities owed to third party creditors and affiliates provided $443,900 more cash in 2002 than in 2001 due to differences in the timing of payments.

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

Investing activities used $745,900 more cash in the year ended December 31, 2002 than in 2001 due to a $755,300 increase in capital expenditures and a $9,400 decrease in expenditures for intangible assets. Capital expenditures were primarily made for upgrades to the cable system necessary to compete and maintain compliance with certain franchise agreements in Brownsville, Covington and Snowhill as discussed previously. In particular, we completed the introduction of the small system digital solution in the Brownsville, Covington and Snowhill communities and renovated the headend in Snowhill to provide additional channel capacity in those systems.

Investing activities provided $5,508,700 less cash in the year ended December 31, 2001 than in 2000 due to a $282,600 increase in capital expenditures, a $3,400 decrease in expenditures for intangible assets and $5,229,500 in proceeds in 2000 from the sale of our cable system serving Kershaw, South Carolina.

Financing activities used $10,900 more cash in the year ended December 31, 2002 than in 2001 due to withholding tax reimbursement of $10,900.

Financing activities used $4,997,500 less cash in the year ended December 31, 2001 than in 2000 due to a decrease in distributions to partners of $4,988,500 and a decrease in deferred financing costs of $9,000.

SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

In 1999, the Corporate General Partner sought purchasers for all of our cable television systems and those of our other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as us and our other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable our systems to operate on a two-way basis with improved technical capacity, insufficiency of our cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to our systems' rural location, and a general inability of a small cable system operator such as us to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have.

The Corporate General Partner believes that if we were to make comprehensive additional upgrades to enable the variety of enhanced and competitive services available in today's marketplace, particularly in light of the potential overbuilds and the high cost of two-way capability, we would not recoup the costs or regain our ability to operate profitably within the remaining term of our franchises, so that making these upgrades would not be economically prudent. Furthermore, in Covington, Tennessee, the city launched a competing cable service in April 2002. In addition, the City of Covington is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of our franchise areas. In Bolivar, Tennessee, the local municipal utility has received a franchise to operate a competing cable system although the municipal utility has not obtained funds to build a cable system. Thus, only limited plant upgrades have been made, and generally only where necessary to compete or meet the requirements of existing franchises or when believed to be economically viable. As a result of the Corporate General Partner's attempts to sell our systems, on November 30, 2000, we completed the closing of the sale of our cable systems serving Kershaw, South Carolina to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments were $5,229,500, resulting in a gain on sale of cable system of $4,349,800. On October 10, 2000, a distribution of approximately $4,938,600, or approximately

$165 per limited partnership unit, was made to the limited partners resulting from this sale.

On November 8, 2002, we entered into an asset purchase agreement providing for the sale of all of our cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which we and nine other affiliated partnerships (which, together with us are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made. We are currently evaluating our alternatives with respect to this new development including extending the escrow deposit date.

Upon approval of the Limited Partners and the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner. The Partnership has not reflected the pending sale of these systems as discontinued operations since the Limited Partners have not yet approved the sale.

The Corporate General Partner's intention is to settle our outstanding obligations and terminate the Partnership as expeditiously as possible. Our final dissolution and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet service and other interactive services, as well as to increase channel capacity and allow a greater variety of video services.

The estimated cost of all of these comprehensive upgrades would be approximately $12.2 million (for an upgrade to 550 megahertz capacity) and $14.6 million (for an upgrade to 870 megahertz capacity). Given the potential and existing overbuilds that exist in Tennessee, the high cost of this comprehensive upgrade plan, the limited funds available, pending sale transactions, and the belief that such a plan is not economically prudent, Enstar Communications Corporation (the Corporate General Partner) does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner has continued to make upgrades required by franchise agreements.

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

If we are unsuccessful in the lawsuit, we may have to terminate our operations in the City of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. An impairment charge of $423,100 was recorded in the fourth quarter of 2002 on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value after the impairment charge of $2,614,900 at December 31, 2002. The Brownsville headend constitutes approximately 76.8% of our total property, plant and equipment. In addition, the City of Covington is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of our franchise areas. We believe that if the City of Covington extends its plant into the County the loss of customers would have an adverse affect on our financial condition and result of operations.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of December 31, 2002, we had approximately 1,000 basic customers in the City of Bolivar, approximately 500 in the City of Covington and approximately 600 in the County of Tipton.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the consolidated financial statements of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

     NAME                            POSITION
     ----                            --------
Carl E. Vogel            President and Chief Executive Officer

Margaret A. Bellville    Executive Vice President and Chief Operating Officer

Steven A. Schumm         Director of the Corporate General Partner, Executive Vice President, Chief
                         Administrative Officer and interim Chief Financial Officer

Steven E. Silva          Executive Vice President - Corporate Development and Chief Technology Officer

Curtis S. Shaw           Senior Vice President, General Counsel and Secretary

Paul E. Martin           Senior Vice President, Corporate Controller and Principal Financial Officer for
                         Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology

Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

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

For the fiscal year ended December 31, 2002, Enstar Cable charged us management fees of approximately $162,100. Enstar Cable, Charter and its affiliates charged us approximately $244,600 for system operating management services. In addition, programming services were purchased through Charter. Charter charged us approximately $778,200 for these programming services for fiscal year 2002.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                                                                                   PERCENT
                                      NAME AND ADDRESS                  AMOUNT AND NATURE OF         OF
   TITLE OF CLASS                  OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP         CLASS
   --------------                  -------------------                 --------------------         -----
Units of limited             Madison Liquidity Investors 110, LLC
  partnership interest       P.O. Box 7533
                             Incline Village, Nevada 89452                      2,458(1)             8.2

                             Madison/OHI Liquidity Investors, LLC
                             P.O. Box 7533
                             Incline Village, Nevada 89452                      2,458(2)             8.2

                             The Harmony Group II, LLC
                             P.O. Box 7533
                             Incline Village, Nevada 89452                      2,458(2)             8.2

                             First Equity Realty, LLC
                             555 Fifth Avenue, 19th Floor
                             New York, NY 10017                                 2,458(3)             8.2

                             Bryan E. Gordon
                             P.O. Box 7533
                             Incline Village, Nevada 89452                      2,458(4)             8.2

                             Ronald M. Dickerman
                             555 Fifth Avenue, 19th Floor
                             New York, NY 10017                                 2,458(5)             8.2

                             Paul J. Isaac
                             75 Prospect Avenue
                             Larchmont, NY 10538                                1,510(6)            5.04%

     (1) Madison Liquidity Investors 110, LLC ("Madison Liquidity") controls various entities that own limited partnership units ("Units") of the Registrant, none of which, on its own, owns 5% or more of the Units. Madison Liquidity does not directly own any Units.

     (2) Madison/OHI Liquidity Investors, LLC ("Madison OHI") owns all of the outstanding equity interest of Madison Liquidity. Madison OHI does not directly own any Units.

     (3) The Harmony Group II, LLC ("Harmony") and First Equity Realty, LLC ("First Equity") are the controlling members of Madison/OHI. Neither Harmony nor First Equity directly own any Units.

     (4) Mr. Gordon is the Managing Member of Harmony. Mr. Gordon does not directly own any Units.

     (5) Mr. Dickerman is the Managing Member of First Equity. Mr. Dickerman does not directly own any Units.

     (6) Amount and percent of beneficial ownership listed are based solely on information received from Enstar 1984-1's transfer agent, Gemisys Financial Services.

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 35.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 93% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation ("ECC") from Falcon Holding Group, L.P. ("Falcon") and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

Pursuant to the Management Agreement between the Partnership and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable Corporation is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company LLC, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC were $395,600. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership, were $244,600. In addition, programming services were purchased through Charter. Charter charged us approximately $778,200 for these programming services for fiscal year 2002.

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

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE CORPORATE GENERAL PARTNER

A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a Limited Partner may institute legal action on his own behalf and on behalf of all other similarly situated Limited Partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the Partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if the general partner with authority to do so have refused to bring the action or if an effort to cause the general partner to bring the action is not likely to succeed. Some cases decided by federal courts have recognized the right of a Limited Partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the Limited Partner's purchase or sale of partnership units.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          Reference is made to the Index to Financial Statements on page F-1.

     2.   Financial Statement Schedules

          Reference is made to the Index to Financial Statements on page F-1.

     3.   Exhibits

          Reference is made to the Exhibits Index on Page E-1.

(b)       Reports on Form 8-K

          On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                                         ENSTAR INCOME PROGRAM 1984-1, L.P.

                                         By: Enstar Communications Corporation,
                                                Corporate General Partner

Dated:  April 10, 2003                     By: /s/ Steven A. Schumm
                                               ---------------------------------
                                               Steven A. Schumm
                                               Director, Executive Vice
                                               President, Chief Administrative
                                               Officer and interim Chief
                                               Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 10, 2003                    By:  /s/ Steven A. Schumm
                                               ---------------------------------
                                               Steven A. Schumm
                                               Director, Executive Vice
                                               President, Chief
                                               Administrative Officer and
                                               interim Chief Financial Officer
                                               (Principal Executive Officer) *

Dated:  April 10, 2003                    By:  /s/ Paul E. Martin
                                               ---------------------------------
                                               Paul E. Martin
                                               Senior Vice President and
                                               Corporate Controller
                                               (Principal Financial Officer and
                                               Principal Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program 1984-1, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003
---------------------------------
/s/  Steven A. Schumm

Steven A. Schumm
Executive Vice President and
Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program 1984-1, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     b) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003
---------------------------------
/s/  Paul E. Martin

Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report                                                            F-2
Report of Independent Public Accountants                                                F-3
Balance Sheets as of December 31, 2002 and 2001                                         F-4
Statements of Operations for the years ended December 31, 2002, 2001 and 2000           F-5
Statements of Partnership Capital (Deficit) for the years ended December 31,
2002, 2001 and 2000                                                                     F-6
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000           F-7
Notes to Financial Statements                                                           F-8
All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
     Enstar Income Program 1984-1, L.P.:

We have audited the accompanying balance sheet of Enstar Income Program 1984-1, L.P. (a Georgia limited partnership) as of December 31, 2002, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program 1984-1, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

St. Louis, Missouri,
April 4, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Enstar Income Program 1984-1, L.P.:

We have audited the accompanying balance sheets of Enstar Income Program 1984-1, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000 and the related statements of operations, partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                      2002          2001
                                                                      ----          ----
                       ASSETS
ASSETS:
Cash                                                              $1,185,600    $2,222,100
Accounts receivable, less allowance for doubtful accounts
  of $11,700 and $21,800, respectively                                78,900       134,800
Prepaid expenses and other assets                                     39,800        50,000
Property, plant and equipment, net of accumulated depreciation
  of $11,933,400 and $10,985,300, respectively                     3,403,700     4,046,200
Franchise cost, net of accumulated amortization of $43,900
  and $35,100, respectively                                           36,800        45,600
                                                                  ----------    ----------
        Total assets                                              $4,744,800    $6,498,700
                                                                  ==========    ==========

                        LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                              $   120,800   $    80,900
   Accrued liabilities                                               701,500     1,150,100
   Due to affiliates                                               1,429,200       414,600
                                                                  ----------    ----------
           Total liabilities                                       2,251,500     1,645,600
                                                                  ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner                                                   (47,900)      (24,200)
   Limited Partners                                                2,541,200     4,877,300
                                                                  ----------    ----------
           Total Partnership capital                               2,493,300     4,853,100
                                                                  ----------    ----------
           Total liabilities and Partnership capital             $ 4,744,800   $ 6,498,700
                                                                 ===========   ===========

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002            2001            2000
                                                                  ----            ----            ----
REVENUES                                                      $ 3,241,300     $ 3,722,000     $ 4,642,500
                                                              -----------     -----------     -----------
OPERATING EXPENSES:
   Service costs                                                1,473,200       1,505,500       1,649,800
   General and administrative expenses                            940,200         877,700       1,006,500
   General partner management fees and reimbursed expenses        406,700         409,300         570,400
   Depreciation and amortization                                  956,900         824,700         852,400
   Asset impairment charge                                      1,856,800            --              --
                                                              -----------     -----------     -----------
                                                                5,633,800       3,617,200       4,079,100
                                                              -----------     -----------     -----------
           Operating income (loss)                             (2,392,500)        104,800         563,400
                                                              -----------     -----------     -----------
OTHER INCOME (EXPENSE):
   Interest income                                                 18,700          67,800         173,600
   Interest expense                                                  --           (17,900)        (32,200)
   Gain on sale of cable television system                           --              --         4,349,800
   Casualty gain                                                     --              --            79,800
   Other income (expense)                                           3,100        (248,200)        (94,000)
                                                              -----------     -----------     -----------
                                                                   21,800        (198,300)      4,477,000
                                                              -----------     -----------     -----------
           Net income (loss)                                  $(2,370,700)    $   (93,500)    $ 5,040,400
                                                              ===========     ===========     ===========
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER                $   (23,700)    $      (900)    $    50,400
                                                              ===========     ===========     ===========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS               $(2,347,000)    $   (92,600)    $ 4,990,000
                                                              ===========     ===========     ===========
NET INCOME (LOSS) PER UNIT OF LIMITED
PARTNERSHIP INTEREST                                          $    (78.39)    $     (3.09)    $    166.67
                                                              ===========     ===========     ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP
UNITS OUTSTANDING DURING THE YEAR                                  29,940          29,940          29,940
                                                              ===========     ===========     ===========

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                        GENERAL       LIMITED
                                                        PARTNER       PARTNERS          TOTAL
                                                        -------      ----------      ----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000        $ (23,800)    $ 4,918,500     $ 4,894,700
   Net income                                            50,400       4,990,000       5,040,400
   Distributions                                        (49,900)     (4,938,600)     (4,988,500)
                                                        -------      ----------      ----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000        (23,300)      4,969,900       4,946,600
   Net loss                                                (900)        (92,600)        (93,500)
                                                        -------      ----------      ----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001        (24,200)      4,877,300       4,853,100
   Net loss                                             (23,700)     (2,347,000)     (2,370,700)
   Withholding tax reimbursement                           --            10,900          10,900
                                                        -------      ----------      ----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002      $ (47,900)    $ 2,541,200     $ 2,493,300
                                                        =======     ===========     ===========

                       ENSTAR INCOME PROGRAM 1984-1, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                          2002             2001           2000
                                                                       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $(2,370,700)    $   (93,500)    $ 5,040,400
   Adjustments to reconcile net (loss) income to net cash
     from operating activities:
     Depreciation and amortization                                        956,900         824,700         852,400
     Asset impairment charge                                            1,856,800            --              --
     Gain on sale of cable system                                            --              --        (4,349,800)
     Changes in:
       Accounts receivable, prepaid expenses and other assets              66,100         378,600         (85,000)
       Accounts payable, accrued liabilities and due to affiliates        605,900         162,000        (149,400)
                                                                        ---------       ---------       ---------
           Net cash from operating activities                           1,115,000       1,271,800       1,308,600
                                                                        ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (2,162,400)     (1,407,100)     (1,124,500)
   Increase in intangible assets                                             --            (9,400)        (12,800)
   Proceeds from sale of cable system, net                                   --              --         5,229,500
                                                                        ---------       ---------       ---------
           Net cash from investing activities                          (2,162,400)     (1,416,500)      4,092,200
                                                                        ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                 --              --        (4,988,500)
   Deferred financing costs                                                  --              --            (9,000)
   Withholding tax reimbursement                                           10,900            --              --
                                                                        ---------       ---------       ---------
           Net cash from financing activities                              10,900            --        (4,997,500)
                                                                        ---------       ---------       ---------
           Net increase (decrease) in cash                             (1,036,500)       (144,700)        403,300
CASH, beginning of year                                                 2,222,100       2,366,800       1,963,500
                                                                        ---------       ---------       ---------
CASH, end of year                                                     $ 1,185,600     $ 2,222,100     $ 2,366,800
                                                                      ===========     ===========     ===========


                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1)      ORGANIZATION

The Partnership was formed December 12, 1983 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert
T. Graff, Jr. to be the General Partner and for the admission of Limited Partners through the sale of interests in the Partnership. Sale of interests in the Partnership began in February 1984, and the initial closing took place in May 1984. The Partnership continued to raise capital until $7,500,000 (the maximum) was raised by September 1984. The Partnership acquired its first property subsequent to the initial closing. The Partnership acquired several other operating properties during 1984 and 1985.

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

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

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

The Corporate General Partner believes that if the Partnership were to make comprehensive additional upgrades to enable the variety of enhanced and competitive services available in today's marketplace, particularly in light of the potential overbuilds and the high cost of two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, so that making these upgrades would not be economically prudent. Furthermore, in Covington, Tennessee, the City launched a competing cable service in April 2002 and is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of our franchise areas. In Bolivar, Tennessee, the local municipal utility has received a franchise to operate a competing cable system although the municipal utility has not obtained funds to build a cable system. Thus, only limited plant upgrades have been made, and generally only where necessary to compete, or meet the requirements of existing franchises or when believed to be economically viable. In particular, in 2001 the Partnership began to

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


introduce into the Brownsville, Covington and Snowhill communities the "small system digital" solution to help preserve the existing customer base and to compete with the overbuild activities of the community of Covington discussed more fully herein. In addition, the Partnership renovated the headend capacity in Snowhill to provide additional channel capacity as required under the franchise agreement.

As a result of the Corporate General Partner's attempts to sell its systems, on November 30, 2000, the Partnership completed the closing of the sale of its cable systems serving Kershaw, South Carolina to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments were $5,229,500, resulting in a gain on sale of cable system of $4,349,800. On October 10, 2000, a distribution of approximately $4,938,600, or approximately $165 per limited partnership unit, was made to the limited partners resulting from this sale.

Summarized unaudited pro forma operating results of the Partnership as though such disposition had occurred on January 1, 2000, with adjustments to give effect to amortization of franchise, interest expense, and certain other adjustments, follows.

                                                      FOR THE YEAR ENDED
                                                       DECEMBER 31, 2000
                                                     ---------------------

           Revenues                                  $           3,975,600

           Operating income                                        417,500
                                                     ---------------------

           Net income                                $             524,200
                                                     =====================

The unaudited pro forma financial information has been presented for comparative purposes and does not purport to be indicative of the operating results of operations had this transaction been completed as of the assumed date or which may be obtained in the future.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made. We are currently evaluating our alternatives with respect to this new development including extending the escrow deposit date.

Upon approval of the Limited Partners and the sale of all of the remaining cable systems to Telecommunications Management as discussed previously, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner. The Partnership has not reflected the pending sale of these systems as discontinued operations since the Limited Partners have not yet approved the sale.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

              Cable distribution systems                  5-15 years
              Vehicles                                    3 years
              Furniture and equipment                     5-7 years
              Leasehold improvements                      Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. Amortization expense related to franchises for the years ended December 31, 2002, 2001 and 2000 was $8,800, $8,500 and $6,800, respectively.

As of December 31, 2002, franchise agreements have expired in three of the Partnership's franchise areas where it serves approximately 1,000 basic customers. The Partnership continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay local franchise fees to the franchising authorities.

Deferred Financing Costs and Other Deferred Charges

Costs incurred relative to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowing agreements. Other deferred charges are amortized using the straight-line method over two years.

Long-Lived Assets

The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services are recognized as services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

As a partnership, Enstar Income Program 1984-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002 and 2001, the tax basis of the Partnership's net assets exceeds the book basis by approximately $434,600 and the book basis of the Partnership's net assets exceeds its tax basis by approximately $1,266,500, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income or loss for the years ended December 31, 2002, 2001 and 2000, in the financial statements is approximately $1,252,500 and $53,100 more than tax income or loss and $209,600 less than tax income or loss for the same period, respectively, caused principally by timing differences in depreciation expense.

Net Income (Loss) per Unit of Limited Partnership Interest

Net income (loss) per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income (loss) has been allocated 99% to the Limited Partners and 1% to the Corporate General Partner. The Corporate General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

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

(3) PARTNERSHIP MATTERS

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be allocated 1% to the Corporate General Partner and 99% to the Limited Partners until the Limited Partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the Limited Partners have received cash flow equal to their initial investment, the Corporate General Partner will only receive a 1% allocation of cash flow from liquidating a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the Limited Partners. All allocations to individual Limited Partners will be based on their respective capital accounts. The Partnership Agreement limits the amount of debt the Partnership may incur.

Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the Corporate General Partner until their capital accounts are increased to zero, and thereafter as outlined in

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of the dates presented:

                                                                             DECEMBER 31,
                                                                             ------------
                                                                    2002                     2001
                                                                    ----                     ----
      Cable distribution systems, net of impairment            $ 14,475,400             $ 14,331,400
      Land and improvements                                          27,700                   19,000
      Vehicles, furniture and equipment                             834,000                  681,100
                                                               ------------             ------------

                                                                 15,337,100               15,031,500

      Less:  accumulated depreciation                           (11,933,400)             (10,985,300)
                                                               ------------             ------------

                                                               $  3,403,700             $  4,046,200
                                                               ============             ============

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $948,100, $786,400 and $810,500, respectively.

(5) CREDIT FACILITY

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation (ECC) that matured and was repaid on August 31, 2001. The loan facility was not extended or replaced.

(6) WITHHOLDING TAX REIMBURSEMENT

During 2002, the Partnership received a reimbursement of taxes withheld from the Limited Partners' distributions received in 2000 in connection with the sale of its cable systems serving Kershaw, South Carolina and remitted to the state of $10,900. The reimbursement has been credited back to the Limited Partners' capital account and will be distributed upon liquidation.

(7)  ASSET IMPAIRMENT CHARGE

During the third quarter of 2002, the Partnership recorded an asset impairment charge of $1,433,700 on the property, plant and equipment related to its Snow Hill, North Carolina cable system. It became apparent during the third quarter of 2002, that based on the status of negotiations for the sale of the cable system, the book value of the system would not be realized. As such, the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

During the fourth quarter of 2002, the Partnership recorded an asset impairment charge of $423,100 on the property, plant and equipment related to its Brownsville, North Carolina cable system. It became apparent during the fourth quarter of 2002, that based on continuing customer losses primarily in its Covington franchise area, the book value of the system would not be realized. As such the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(8) COMMITMENTS AND CONTINGENCIES

The Partnership's franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, the Partnership has continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement is reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on behalf of the Partnership. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and is actively competing with the Partnership. In addition, the City of Covington is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of the Partnership's franchise areas. Management believes that if the City of Covington extends its plant into the County the loss of customers would have an adverse affect on the financial condition and result of operations of the Partnership.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership has continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As of December 31, 2002, the Partnership had approximately 1,000 basic customers in the City of Bolivar, and approximately 500 in the City of Covington.

LITIGATION

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

If the Partnership is unsuccessful in the lawsuit, the Partnership may have to terminate its operations in the City of Covington. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and operating results. An impairment charge of $423,100 was recorded in the fourth quarter of 2002 on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value of $2,614,900 at December 31, 2002. This is approximately 76.8% of the total property, plant and equipment of the Partnership.

In addition to the matter set forth above, the Partnership is involved from time to time in routine legal matters and other claims incidental to its business. The Partnership believes that the resolution of such matters will not have a material adverse impact on its financial position or results of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations.

The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous twelve-month period determined to be in excess of the maximum permitted rates. During the years ended December 31, 2002, 2001 and 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

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

(9) EMPLOYEE BENEFIT PLAN

The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make the participants' contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of approximately $10,600, $9,300 and $5,400 were made during 2002, 2001 and 2000, respectively.

(10)     TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly

                       ENSTAR INCOME PROGRAM 1984-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense was $162,100, $186,100 and $232,100 for the years ended December 31, 2002, 2001 and
2000, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses was $244,600, $223,200 and $338,300 for the years ended December 31, 2002, 2001 and
2000, respectively.

Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $778,200, $855,500 and $939,600 for the years ended December 31, 2002, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

(11)     RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                                  EXHIBIT INDEX

           EXHIBIT
           NUMBER                                                     DESCRIPTION
           ------                                                     -----------
            2.1a          Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications
                          Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar
                          Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                          VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of
                          Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of
                          Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

            2.1b          Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P.,
                          Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                          Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P.,
                          Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                          Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of
                          Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

            2.2a          Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as
                          Buyer, and Enstar Income Program 1984-1, L.P., Enstar Income Program IV-3, L.P., Enstar
                          Income/Growth Program Six-A, L.P., Enstar VII, Enstar VIII and Enstar X, Ltd., as Sellers.
                          (Incorporated by reference to the Current Report on Form 8-K of Enstar Income Program 1984-1,
                          L.P., File No. 000-13333, filed on June 30, 2000.)

            2.2b          Amendment dated September 29, 2000, of the Asset Purchase Agreement dated June 21, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program 1984-1, L.P.,
                          Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, Enstar
                          VIII and Enstar X, Ltd., as Sellers. (Incorporated by reference to the exhibits to the Current
                          Report on Form 10-Q of Enstar Income/Growth Program Six-A, File No. 000-17687 for the quarter ended September 30, 2000.)

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

            10.6          Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Brownsville, Tennessee. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 2001.)

           **14.1         Code of Conduct adopted January 28, 2003

             21.1         Subsidiaries: None.

          ** 99.1         Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                          Oxley Act of 2002 (Chief Administrative Officer).

          ** 99.2         Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
                          Oxley Act of 2002 (Principal Financial Officer).

               **         filed herewith