Form 10-Q
period 2003-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2003-05-15
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM 1984-1, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED BALANCE SHEETS

                                                                        March 31,   December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                      (Unaudited)
                              ASSETS
ASSETS:
   Cash and cash equivalents........................................ $    870,300  $  1,185,600
   Accounts receivable, less allowance for doubtful accounts
     of $9,600 and $11,700, respectively............................       52,000        78,900
   Prepaid expenses and other assets................................       51,000        39,800
   Property, plant and equipment, net of accumulated depreciation
     of $12,189,300 and $11,933,400, respectively...................    3,157,700     3,403,700
   Franchise cost, net of accumulated amortization of $45,800
     and $43,900, respectively......................................       34,900        36,800
                                                                      ------------  ------------
         Total assets...............................................    4,165,900     4,744,800
                                                                      ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable................................................. $     39,000  $    120,800
   Accrued liabilities..............................................      426,500       701,500
   Due to affiliates................................................    1,433,500     1,429,200
                                                                      ------------  ------------
          Total liabilities.........................................    1,899,000     2,251,500
                                                                      ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner..................................................      (50,200)      (47,900)
   Limited Partners.................................................    2,317,100     2,541,200
                                                                      ------------  ------------
          Total Partnership capital.................................    2,266,900     2,493,300
                                                                      ------------  ------------
          Total liabilities and Partnership capital................. $  4,165,900  $  4,744,800
                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                         2003          2002
                                                                     ------------  ------------

REVENUES........................................................... $    704,500  $    907,900

OPERATING EXPENSES:
   Service costs...................................................      346,000       349,400
   General and administrative expenses.............................      245,200       187,700
   General partner management fees and reimbursed expenses.........       72,600       105,000
   Depreciation and amortization...................................      257,700       244,400
                                                                     ------------  ------------
                                                                         921,500       886,500
                                                                     ------------  ------------
        Operating income (loss)....................................     (217,000)       21,400
                                                                     ------------  ------------

OTHER INCOME (EXPENSE):
   Interest income.................................................        2,500         4,700
   Other income (expense)..........................................      (11,900)        2,100
                                                                     ------------  ------------
                                                                          (9,400)        6,800
                                                                     ------------  ------------
NET INCOME (LOSS).................................................. $   (226,400) $     28,200
                                                                     ============  ============
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER..................... $     (2,300) $        300
                                                                     ============  ============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS.................... $   (224,100) $     27,900
                                                                     ============  ============
NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST......... $      (7.48) $       0.93
                                                                     ============  ============
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................       29,940        29,940
                                                                     ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                        2003         2002
                                                                                     -----------  -----------
                                                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................... $  (226,400) $    28,200
   Adjustments to reconcile net income (loss) to net cash
      from operating activities:
      Depreciation and amortization................................................     257,700      244,400
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................      15,700        2,400
      Accounts payable, accrued liabilities and due to affiliates..................    (352,500)    (343,700)
                                                                                     -----------  -----------
          Net cash from operating activities.......................................    (305,500)     (68,700)
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................      (9,800)    (248,800)
                                                                                     -----------  -----------
          Net cash from investing activities.......................................      (9,800)    (248,800)
                                                                                     -----------  -----------
          Net decrease in cash ....................................................    (315,300)    (317,500)

CASH, beginning of period..........................................................   1,185,600    2,222,100
                                                                                     -----------  -----------
CASH, end of period................................................................ $   870,300  $ 1,904,600
                                                                                     ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year. As discussed in Note 3 below, current franchise disputes and overbuild issues could have a material adverse effect on the Partnership's operations.

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

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner for a monthly management fee of 5% of gross. Management fee expense approximated $35,200 and $45,400 for the three months ended March 31, 2003 and 2002. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses was $37,400 and $59,600 for the three months ended March 31, 2003 and 2002, respectively.

Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $139,200 and $211,400 for the three months ended March 31, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying statements of operations.

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

If the Partnership is unsuccessful in the lawsuit, the Partnership may have to terminate its operations in the City of Covington. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and operating results. Brownsville's property, plant and equipment, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville collectively had a carrying value of $2,467,300 at March 31, 2003. This is approximately 78.1% of the total property, plant and equipment of the Partnership.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership has continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As March 31, 2003, the Partnership had approximately 500 and 1,000 basic customers in the cities of Covington and Bolivar, respectively.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME (LOSS) PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the Limited Partners having negative capital account balances until their capital accounts are increased to zero, next equally among the Corporate General Partner until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

5. PROPOSED SALES TRANSACTIONS

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the second half of 2003, although no assurance can be given regarding this matter.

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

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

Revenues decreased $203,400 from $907,900 to $704,500, or 22.4%, for the three months March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decline in basic and premium service customers partially offset by an increase in prices. As of March 31, 2003 and 2002, we had approximately 5,500 and 7,400 basic service customers, respectively, and 2,700 and 3,400 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and Covington Cable.

Service costs decreased $3,400 from $349,400 to $346,000, or 1.0% for the three months March 31, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the three months ended March 31, 2003 was primarily due to a decrease in programming expenses due to the decline in basic and premium service customers offset by an increase in maintenance expenditures.

General and administrative expenses increased $57,500 from $187,700 to $245,200, or 30.6% for the three months ended March 31, 2003 compared to the corresponding period in 2002. The increase was due primarily to an increase in digital programming expenses.

General partner management fees and reimbursed expenses decreased $32,400 from $105,000 to $72,600, or 30.9% for the three months ended March 31, 2003 compared to the corresponding period in 2002. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. The decrease was primarily due to a decrease in management fees related to the decrease in revenues.

Depreciation and amortization expense increased $13,300 from $244,400 to $257,700, or 5.4%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The increase was due primarily to capital expenditures in 2002 relating to cable system upgrades.

Due to the factors described above, operating income decreased $238,400 from income of $21,400 to a loss of $217,000 for the three months ended March 31, 2003 compared to the corresponding period in 2002.

Interest income decreased $2,200 from $4,700 to $2,500, or 46.8%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to lower average cash balances available for investment coupled with lower interest rates during the three months ended March 31, 2003 compared to the corresponding period in 2002.

Other expense of $11,900 and other income of $2,100 for the three months ended March 31, 2003 and 2002, respectively, represent costs incurred in connection with the proposed sales transaction in 2003 and a gain on the sale of fixed assets in 2002.

Due to the factors described above, our net income decreased $254,600 from $28,200 to a net loss of $226,400 for the three months ended March 31, 2003 compared to the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements. In general, these capital requirements involve expansion, improvement and upgrade of our existing cable systems necessary to maintain compliance with franchise agreements and to effectively compete.

Cash and cash equivalents decreased $315,300 from $1,185,600 at December 31, 2002 to $870,300 at March 31, 2003 primarily due to cash used by operating activities. Cash and cash equivalents decreased $317,500 from $2,222,100 at December 31, 2001 to $1,904,600 at March 31, 2002 as a result of $68,700 of cash used by operating activities and capital expenditures of $248,800. Capital expenditures in the three months ended March 31, 2003 were $9,800.

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

PROPOSED SALES TRANSACTIONS

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the second half of 2003, although no assurance can be given regarding this matter.

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

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

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

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of March 31, 2003, we had approximately 500 and 1,000 basic customers in the cities of Covington and Bolivar, respectively.

If we are unsuccessful in the lawsuit, we may have to terminate our operations in the city of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. Brownsville's property, plant and equipment, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville collectively had a carrying value of $2,467,300 at March 31, 2003. The Brownsville headend constitutes approximately 78.1% of our total property, plant and equipment.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including our properties.

Approximately 75.8% of our customers are served by our system in Brownsville, Tennessee, including those served off of the Brownsville headend, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

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

2.1c

  Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

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

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Steven A. Schumm

Steven A. Schumm
Director, Executive Vice President,
Chief Administrative Officer and Interim
Chief Financial Officer
(Principal Executive Officer

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

Date: May 15, 2003

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

2.1c

Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith