Form 10-Q
period 2003-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2003-08-12
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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
Quarterly Report on Form 10-Q for the Period ended June 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED BALANCE SHEETS

                                                                        June 30,    December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                      (Unaudited)
                              ASSETS
ASSETS:
   Cash and cash equivalents........................................ $    388,700  $  1,185,600
   Accounts receivable, less allowance for doubtful accounts
     of $14,600 and $11,700, respectively...........................       72,300        78,900
   Prepaid expenses and other assets................................       18,600        39,800
   Property, plant and equipment, net of accumulated depreciation
     of $12,437,200 and $11,933,400, respectively...................    2,856,600     3,403,700
   Franchise cost, net of accumulated amortization of $48,000
     and $43,900, respectively......................................       32,700        36,800
                                                                      ------------  ------------
         Total assets............................................... $   3,368,900 $   4,744,800
                                                                      ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable................................................. $     41,300  $    120,800
   Accrued liabilities..............................................      475,800       701,500
   Due to affiliates................................................      902,900     1,429,200
                                                                      ------------  ------------
          Total liabilities.........................................    1,420,000     2,251,500
                                                                      ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner..................................................      (53,300)      (47,900)
   Limited Partners.................................................    2,002,200     2,541,200
                                                                      ------------  ------------
          Total Partnership capital.................................    1,948,900     2,493,300
                                                                      ------------  ------------
          Total liabilities and Partnership capital................. $  3,368,900  $  4,744,800
                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                              June 30,                    June 30,
                                                                     --------------------------  --------------------------
                                                                         2003          2002          2003          2002
                                                                     ------------  ------------  ------------  ------------

REVENUES........................................................... $    712,400  $    846,600  $  1,416,900  $  1,754,500

OPERATING EXPENSES:
   Service costs...................................................      424,700       382,500       830,200       736,900
   General and administrative expenses.............................      178,400       207,200       364,100       389,800
   General partner management fees and reimbursed expenses.........       67,800       101,800       140,400       206,700
   Depreciation and amortization...................................      250,200       257,900       507,900       502,400
   Asset impairment charge.........................................      100,000            --       100,000            --
                                                                     ------------  ------------  ------------  ------------
                                                                       1,021,100       949,400     1,942,600     1,835,800
                                                                     ------------  ------------  ------------  ------------
        Operating loss.............................................     (308,700)     (102,800)     (525,700)      (81,300)
                                                                     ------------  ------------  ------------  ------------

OTHER INCOME:
   Interest income.................................................        1,800         5,300         4,300        10,000
   Other income (expense)..........................................      (11,100)          100       (23,000)        2,200
                                                                     ------------  ------------  ------------  ------------
                                                                          (9,300)        5,400       (18,700)       12,200
                                                                     ------------  ------------  ------------  ------------
NET LOSS .......................................................... $   (318,000) $    (97,400) $   (544,400) $    (69,100)
                                                                     ============  ============  ============  ============
NET LOSS ALLOCATED TO GENERAL PARTNER.............................. $     (3,200) $     (1,000) $     (5,400) $       (700)
                                                                     ============  ============  ============  ============
NET LOSS ALLOCATED TO LIMITED PARTNERS............................. $   (314,800) $    (96,400) $   (539,000) $    (68,400)
                                                                     ============  ============  ============  ============
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST.................. $     (10.51) $      (3.22) $     (18.00) $      (2.28)
                                                                     ============  ============  ============  ============
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................       29,940        29,940        29,940        29,940
                                                                     ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     ------------------------
                                                                                        2003         2002
                                                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $  (544,400) $   (69,100)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Depreciation and amortization................................................     507,900      502,400
      Asset impairment charge......................................................     100,000           --
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................      27,800       55,300
      Accounts payable, accrued liabilities and due to affiliates..................    (831,500)    (162,300)
                                                                                     -----------  -----------
          Net cash from operating activities.......................................    (740,200)     326,300
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................     (56,700)    (650,600)
                                                                                     -----------  -----------
          Net cash from investing activities.......................................     (56,700)    (650,600)
                                                                                     -----------  -----------
          Net decrease in cash ....................................................    (796,900)    (324,300)

CASH, beginning of period..........................................................   1,185,600    2,222,100
                                                                                     -----------  -----------
CASH, end of period................................................................ $   388,700  $ 1,897,800
                                                                                     ===========  ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire year. As discussed in Note 3 below, current franchise disputes and overbuild issues could have a material adverse effect on the Partnership's operations.

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

Certain reclassifications have been made to conform to current period presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of Enstar Communications Corporation, the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $35,600 and $42,300 for the three months ended June 30, 2003 and 2002, respectively, and $70,800 and $87,700 for the six months ended June 30, 2003 and 2002, respectively. Management fees are non- interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses was $32,200 and $59,500 for the three months ended June 30, 2003 and 2002, respectively, and $69,600 and $119,000 for the six months ended June 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $201,600 and $206,500 for the three months ended June 30, 2003 and 2002, respectively, and $400,300 and $417,900 for the six months ended June 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of the Partnership in the United States District Court for the Western District of Tennessee ("the Court") against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleges that the City and other defendants are unlawfully attempting to shut down the Partnership's cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleges that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down the Partnership's cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership seeks a declaration from the Court that the City's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership is also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against the Partnership's provision of services in Covington until the Court has ruled on the motion for preliminary injunction. The lawsuit is on hold pending the sale of our cable system, as discussed in Note 6 below.

If the Partnership is unsuccessful in the lawsuit, the Partnership may have to terminate its operations in the City. The loss of the Partnership's franchise and the related loss of customers would have a significant adverse impact on the Partnership's financial condition and operating results. As of June 30, 2003, the Partnership had approximately 500 basic customers in the city of Covington.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. The Partnership has continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, the Partnership believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As of June 30, 2003, the Partnership had approximately 900 basic customers in the city of Bolivar.

The Brownsville system's property, plant and equipment, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville, collectively had a carrying value, after the impairment charge, of $2,232,200 at June 30, 2003. This is approximately 78.1% of the total property, plant and equipment of the Partnership.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. ASSET IMPAIRMENT CHARGE

The asset impairment charge of $100,000 for the three and six months ended June 30, 2003 represents a write down of property plant and equipment related to our Brownsville, Tennessee cable system to its estimated fair value. It became apparent during the second quarter of 2003 that based on subscriber losses during the three months ended June 30, 2003, the book value of the systems would not be realized. As a result, an asset impairment charge of $100,000 related to our Brownsville, Tennessee cable system was recorded in the second quarter of 2003.

5. NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,505,500 relates to the cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Upon approval of the Limited Partners and the sale of all of its cable systems to Telecommunications Management as discussed previously, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner. The Partnership has not reflected the pending sale of these systems as discontinued operations since the Limited Partners have not yet approved the sale.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Partnership's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Partnership's financial condition or results of operations.

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

RESULTS OF OPERATIONS

Revenues decreased $134,200 from $846,600 to $712,400, or 15.9%, and $337,600 from $1,754,500 to $1,416,900, or 19.2%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to a decline in basic and premium service customers. As of June 30, 2003 and 2002, we had approximately 5,300 and 6,500 basic service customers, respectively, and 2,400 and 2,800 premium service customers, respectively. The decline in customers is primarily due to competition from satellite providers and Covington Cable.

Service costs increased $42,200 from $382,500 to $424,700, or 11.0%, and $93,300 from $736,900 to $830,200, or 12.7%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to a reduced amount of personnel costs associated with the capitalizable activities of rebuild and installation.

General and administrative expenses decreased $28,800 from $207,200 to $178,400, or 13.9%, and $25,700 from $389,800 to $364,100, or 6.6%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was due primarily to a decrease in bad debt expense.

General partner management fees and reimbursed expenses decreased $34,000 from $101,800 to $67,800, or 33.4%, and decreased $66,300 from $206,700 to $140,400, or 32.1%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. The decrease was due to a decrease in management fees as a result of the decrease in revenues and a decrease in the amount of reimbursable expenses incurred by Charter.

Depreciation and amortization expense decreased $7,700 from $257,900 to $250,200, or 3.0%, and increased $5,500 from $502,400 to $507,900, or 1.1%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease for the three months ended June 30, 2003 was a result of certain assets becoming fully depreciated in the first quarter of 2003. The increase for the six months ended June 30, 2003 was due primarily to capital expenditures in 2002 relating to cable systems upgrades offset in part by fully depreciated assets.

The asset impairment charge of $100,000 for the three and six months ended June 30, 2003 represents a write down of property plant and equipment related to our Brownsville, Tennessee cable system to its estimated fair value. It became apparent during the second quarter of 2003 that based on subscriber losses during the three months ended June 30, 2003, the book value of the systems would not be realized. As a result, an asset impairment charge of $100,000 related to our Brownsville, Tennessee cable system was recorded in the second quarter of 2003.

Due to the factors described above, operating loss increased $205,900 from $102,800 to $308,700 and $444,400 from $81,300 to $525,700, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002.

Interest income decreased $3,500 from $5,300 to $1,800, or 66.0%, and $5,700 from $10,000 to $4,300, or 57.0%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to lower average cash balances available for investment coupled with lower interest rates during the three and six months ended June 30, 2003 compared to the corresponding periods in 2002.

Other expense of $11,100 and $23,000 for the three and six months ended June 30, 2003, respectively, represents a loss on the sale of fixed assets combined with costs incurred in connection with the proposed sales transactions. Other income of $100 and $2,200 for the three and six months ended June 30, 2002, respectively, represents a gain on sale of fixed assets.

Due to the factors described above, our net loss increased $220,600 from $97,400 to $318,000 and $475,300 from $69,100 to $544,400 for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002.

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

Cash and cash equivalents decreased $796,900 from $1,185,600 at December 31, 2002 to $388,700 at June 30, 2003 primarily due to repayments of $600,000 on the amounts due to affiliates. Cash and cash equivalents decreased $324,300 from $2,222,100 at December 31, 2001 to $1,897,800 at June 30, 2002 as a result of capital expenditures of $650,600 offset by $326,300 of cash used by operating activities. Capital expenditures in the six months ended June 30, 2003 were $56,700.

Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our pending sales transactions are not closed, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to upgrade our cable systems. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,505,500 relates to the remaining cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

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

In July 2002, we received a letter from the City Attorney advising us that we may not operate within the city limits and demanding we discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of us in the United States District Court for the Western District of Tennessee against the City, the Covington Electric System Board of Public Utilities and Covington Cable. We allege that the City and other defendants are unlawfully attempting to shut down our cable television system in Covington, in order to eliminate competition to the new City-owned cable system. We also allege that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and is now attempting to shut down our cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. We seek a declaration from the Court that the City's actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. We are also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against our provision of services in Covington until the Court has ruled on the motion for preliminary injunction. The lawsuit is on hold pending the sale to Telecommunications Management. If we are ultimately unsuccessful in the lawsuit, we may have to terminate our operations in the City of Covington. The loss of our franchise and the related loss of customers would have a significant adverse impact on our financial condition and operating results. As of June 30, 2003, we had approximately 500 basic customers in the city of Covington.

In January 2000, the franchise authority in Bolivar, Tennessee authorized its municipal utility to construct and operate a competing cable system in that franchise area. We have continued to operate the cable system in Bolivar and pay franchise fees to the franchise authority. Although the municipal utility has not obtained funds to build a cable system, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of June 30, 2003, we had approximately 900 basic customers in the city of Bolivar.

An impairment charge of $100,000 was recorded in the second quarter of 2003 on Brownsville's property, plant and equipment and franchise costs, which includes all properties served by the Brownsville headend, namely Covington, Bolivar and Brownsville. Collectively, the properties had a carrying value, after the impairment charge, of $2,232,200 at June 30, 2003. The Brownsville headend constitutes approximately 78.1% of our total property, plant and equipment.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

Approximately 75.5% of our customers are served by our system in Brownsville, Tennessee, including those served off of the Brownsville headend, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls do provide such reasonable assurances.

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

2.1d

  Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On June 9, 2003 the registrant filed a current report on Form 8-K dated November 8, 2002 to announce it had entered into a side letter amending an asset purchase agreement.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: August 12, 2003

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

2.1d

Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith