Form 10-Q
period 2003-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2003-11-14
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Enstar Income Program 1984-1, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements - Enstar Income Program 1984-1, L.P.
Condensed Statement of Net Assets in Liquidation as of September 30, 2003	3
Condensed Statement of Changes in Net Assets in Liquidation for the period from August 1, 2003 to September 30, 2003	4
Condensed Balance Sheet as of December 31, 2002	5
Condensed Statements of Operations for the period from July 1, 2003 to July 31, 2003, and the three months ended September 30, 2002, and for the period from January 1, 2003 to July 31, 2003, and the nine months ended September 30, 2002	6
Condensed Statements of Cash Flows for the period from January 1, 2003 to July 31, 2003 and the nine months ended September 30, 2002	7
Notes to Condensed Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	15
Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	17

EXHIBIT INDEX	18

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
(SEE NOTE 2)
AS OF SEPTEMBER 30, 2003
(Unaudited)

ASSETS:
   Cash and cash equivalents........................................ $  3,093,900
   Due from General Partners........................................       54,700
   Escrow deposits..................................................      120,900
                                                                      ------------
         Total assets............................................... $  3,269,500
                                                                      ============

LIABILITIES:
   Accounts payable................................................. $    170,700
   Accrued liabilities..............................................      234,900
   Due to purchasers................................................      189,200
   Due to affiliates................................................      805,700
                                                                      ------------
          Total liabilities.........................................    1,400,500
                                                                      ------------
NET ASSETS IN LIQUIDATION:
   General Partner..................................................           --
   Limited Partners.................................................    1,869,000
                                                                      ------------

                                                                     $  1,869,000
                                                                      ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
FOR THE PERIOD FROM AUGUST 1, 2003 TO SEPTEMBER 30, 2003
(Unaudited)

Additions:
  Revenues.................................................... $  226,400
  Interest income.............................................        300
                                                                ---------
      Total additions.........................................    226,700
                                                                ---------
Deductions:
  Service costs...............................................    124,400
  General and administrative expenses.........................     78,200
  General partner and management fees and reimbursed expense..     18,700
  Capital expenditures........................................     43,500
                                                                ---------
      Total deductions........................................    264,800
                                                                ---------

Recognition of accrued net operating results..................     38,100
                                                                ---------
Net change in net assets in liquidation.......................         --

NET ASSETS IN LIQUIDATION, beginning of period................  1,869,000
                                                                ---------
NET ASSETS IN LIQUIDATION, end of period...................... $1,869,000
                                                                =========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2002

                              ASSETS
ASSETS:
   Cash and cash equivalents..................................................... $  1,185,600
   Accounts receivable, less allowance for doubtful accounts of $11,700..........       78,900
   Prepaid expenses and other assets.............................................       39,800
   Property, plant and equipment, net of accumulated depreciation
     of $11,933,400..............................................................    3,403,700
   Franchise cost, net of accumulated amortization of $43,900....................       36,800
                                                                                   ------------
         Total assets............................................................ $  4,744,800
                                                                                   ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable.............................................................. $    120,800
   Accrued liabilities...........................................................      701,500
   Due to affiliates.............................................................    1,429,200
                                                                                   ------------
          Total liabilities......................................................    2,251,500
                                                                                   ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partner...............................................................      (47,900)
   Limited Partners..............................................................    2,541,200
                                                                                   ------------
          Total Partnership capital..............................................    2,493,300
                                                                                   ------------
          Total liabilities and Partnership capital.............................. $  4,744,800
                                                                                   ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                       For the Period
                                                                      For the Period    Three Months   from January 1,   Nine Months
                                                                     from July 1, 2003     Ended        2003 to July         Ended
                                                                     to July 31, 2003   September 30,   31, 2003 (see    September 30,
                                                                        (see Note 2)        2002           Note 2)           2002
                                                                     ----------------  --------------  --------------  --------------

REVENUES........................................................... $        230,000  $      747,700  $    1,646,900  $    2,502,200

OPERATING EXPENSES:
   Service costs...................................................          134,300         368,800         964,500       1,105,700
   General and administrative expenses.............................           70,700         211,400         434,800         601,200
   General partner management fees and reimbursed expenses.........           18,700         100,900         159,100         307,600
   Depreciation and amortization...................................           81,800         220,700         589,700         723,100
   Asset impairment charge.........................................               --       1,433,700         100,000       1,433,700
                                                                     ----------------  --------------  --------------  --------------
                                                                             305,500       2,335,500       2,248,100       4,171,300
                                                                     ----------------  --------------  --------------  --------------
        Operating loss.............................................          (75,500)     (1,587,800)       (601,200)     (1,669,100)
                                                                     ----------------  --------------  --------------  --------------

OTHER INCOME:
   Interest income.................................................               --           5,900           4,300          15,900
   Other...........................................................            6,800              --         (16,200)          2,200
                                                                     ----------------  --------------  --------------  --------------
                                                                               6,800           5,900         (11,900)         18,100
                                                                     ----------------  --------------  --------------  --------------
NET LOSS .......................................................... $        (68,700) $   (1,581,900) $     (613,100) $   (1,651,000)
                                                                     ================  ==============  ==============  ==============
NET LOSS ALLOCATED TO GENERAL PARTNER.............................. $           (700) $      (15,800) $       (6,100) $      (16,500)
                                                                     ================  ==============  ==============  ==============
NET LOSS ALLOCATED TO LIMITED PARTNERS............................. $        (68,000) $   (1,566,100) $     (607,000) $   (1,634,500)
                                                                     ================  ==============  ==============  ==============
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST.................. $          (2.27) $       (52.31) $       (20.27) $       (54.59)
                                                                     ================  ==============  ==============  ==============
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................           29,940          29,940          29,940          29,940
                                                                     ================  ==============  ==============  ==============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                        For the
                                                                                      period from
                                                                                       January 1,    Nine Months
                                                                                     2003 to July       Ended
                                                                                     31, 2003 (see   September 30,
                                                                                        Note 2)         2002
                                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $    (613,100) $  (1,651,000)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Depreciation and amortization................................................       589,700        723,100
      Asset impairment charge......................................................       100,000      1,433,700
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................        60,700         87,700
      Accounts payable, accrued liabilities and due to affiliates..................      (694,900)       202,500
                                                                                     -------------  -------------
          Net cash from operating activities.......................................      (557,600)       796,000
                                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................       (74,800)    (1,617,000)
   Other investing activities......................................................            --           (200)
                                                                                     -------------  -------------
          Net cash from investing activities.......................................       (74,800)    (1,617,200)
                                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Other financing activities......................................................            --         10,900
                                                                                     -------------  -------------
          Net cash from financing activities.......................................            --         10,900
                                                                                     -------------  -------------

          Net decrease in cash ....................................................      (632,400)      (810,300)

CASH, beginning of period..........................................................     1,185,600      2,222,100
                                                                                     -------------  -------------
CASH, end of period................................................................ $     553,200  $   1,411,800
                                                                                     =============  =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the period from July 1, 2003 to July 31, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to July 31, 2003 and the nine months ended September 30, 2002 and the changes in net assets in liquidation for the period from August 1 to September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statement of changes in net assets in liquidation for the period from August 1 to September 30, 2003 is presented on a different basis of accounting than the financial statements for the periods from July 1 to July 31, 2003 and January 1 to July 31, 2003 and the three and nine months ended September 30, 2002, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION ACCOUNTING AND SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its remaining cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Partnership finalized its proposed plan of liquidation in July 2003 in connection with the mailing of the proxy to obtain partner approval for the sale of the Partnership's final cable systems and the subsequent liquidation and dissolution of the Partnership. In August 2003, the required number of votes necessary to approve the Telecommunications Managament Sale and subsequent liquidation and dissolution of the Partnership were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of July 31, 2003. Accordingly, the assets in the accompanying statements of net assets in liquidation as of September 30, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $87,700 and recognition of a liability for expected operating losses through the effective date of sale (August 31, 2003) of $38,100. In addition, estimated accrued costs of liquidation of $77,300 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sale of the system but prior to final dissolution of the Partnership and an asset of $54,700 was recorded in Due from General Partners representing negative capital account balances expected to be funded by the General Partners. The statements of operations and cash flows for the period from January 1, 2003 through July 31, 2003 do not reflect the effects of the change to the liquidation basis of accounting. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post-closing adjustments to the sale proceeds received by the Partnership and adjustments to estimated costs of liquidation.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 the Partnership intends to make an initial distribution payment of $1.6 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

3. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of Enstar Communications Corporation, the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $22,800 ($11,300 for the period from August 1 to September 30, 2003) and $37,400 for the three months ended September 30, 2003 and 2002, respectively, and $93,700 ($11,300 for the period from August 1 to September 30, 2003) and $125,100 for the nine months ended September 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses was $14,600 ($7,400 for the period from August 1 to September 30, 2003) and $63,500 for the three months ended September 30, 2003 and 2002, respectively, and $84,100 ($7,400 for the period from August 1 to September 30, 2003) and $182,500 for the nine months ended September 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $129,500 ($64,400 for the period from August 1 to September 30, 2003) and $190,300 for the three months ended September 30, 2003 and 2002, respectively, and $529,800 ($64,400 for the period from August 1 to September 30, 2003) and $608,200 for the nine months ended September 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations and statement of changes in net assets in liqudation.

4. CERTAIN TRENDS AND UNCERTAINTIES

The Partnership's franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, the Partnership continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement was reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on behalf of the Partnership. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and actively competed with the Partnership.

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of the Partnership in the United States District Court for the Western District of Tennessee ("the Court") against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleged that the City and other defendants unlawfully attempted to shut down the Partnership's cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleged that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and attempted to shut down the Partnership's cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership sought a declaration from the Court that the City's actions were unlawful and violated the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership also sought a preliminary injunction against all three defendants. The defendants agreed to take no action against the Partnership's provision of services in Covington until the Court ruled on the motion for preliminary injunction. In November 2003, the Corporate General Partner filed a notice to dismiss the lawsuit with the Court.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

5. ASSET IMPAIRMENT CHARGE

The asset impairment charge of $100,000 for the period from January 1, 2003 to July 31, 2003 represents a write down of property plant and equipment related to our Brownsville, Tennessee cable system to its estimated fair value. It became apparent during the second quarter of 2003 that based on subscriber losses during the three months ended June 30, 2003, the book value of the systems would not be realized. As a result, an asset impairment charge of $100,000 related to our Brownsville, Tennessee cable system was recorded in the second quarter of 2003.

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

6. NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation (including those attributable to the sale or other disposition of systems) be allocated 1% to the Corporate General Partner and 99% to the Limited Partners until the Limited Partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the Limited Partners have received cash flow equal to their initial investment, the Corporate General Partner will only receive a 1% allocation of cash flow from liquidating a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the Limited Partners. All allocations to individual Limited Partners will be based on their respective capital accounts. The Partnership Agreement limits the amount of debt the Partnership may incur.

Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. Due from General Partners as of September 30, 2003 represents negative capital account balances that are expected to be funded by the General Partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Partnership finalized its proposed plan of liquidation in July 2003 in connection with the mailing of the proxy to obtain partner approval for the sale of the Partnership's final cable systems and the subsequent liquidation and dissolution of the Partnership. In August 2003, the required number of votes necessary to approve the Telecommunications Managament Sale and subsequent liquidation and dissolution of the Partnership were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of July 31, 2003. Accordingly, the assets in the accompanying statements of net assets in liquidation as of September 30, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $87,700 and recognition of a liability for expected operating losses through the effective date of sale (August 31, 2003) of $38,100. In addition, estimated accrued costs of liquidation of $77,300 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sale of the system but prior to final dissolution of the Partnership and an asset of $54,700 was recorded in Due from General Partners representing negative capital account balances expected to be funded by the General Partners. The statements of operations and cash flows for the period from January 1, 2003 through July 31, 2003 do not reflect the effects of the change to the liquidation basis of accounting. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post-closing adjustments to the sale proceeds received by the Partnership and adjustments to estimated costs of liquidation.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $1,869,000 consisting of current assets of $3,269,500, offset by current liabilities of $1,400,500.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $1,908,300 from $1,185,600 at December 31, 2002 to $3,093,900 at September 30, 2003 primarily due to proceeds from the Telecommunications Management Sale of $2,909,800 offset by repayments of $1,162,100 on the amounts due to affiliates. Cash and cash equivalents decreased $1,036,500 from $2,222,100 at December 31, 2001 to $1,185,600 at September 30, 2002 as a result of capital expenditures of $1,617,000 offset by $796,000 of cash used by operating activities. Capital expenditures for the period from January 1, 2003 to August 31, 2003 were $118,300.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 we intend to make an initial distribution payment of $1.6 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

CERTAIN TRENDS AND UNCERTAINTIES

Our franchise agreement with the City of Covington, Tennessee ("the City") expired in 1994. By agreement with the City, we continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement was reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on our behalf. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and actively competed with us.

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of the Partnership in the United States District Court for the Western District of Tennessee ("the Court") against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleged that the City and other defendants unlawfully attempted to shut down the Partnership's cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleged that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and attempted to shut down the Partnership's cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership sought a declaration from the Court that the City's actions were unlawful and violated the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership also sought a preliminary injunction against all three defendants. The defendants agreed to take no action against the Partnership's provision of services in Covington until the Court ruled on the motion for preliminary injunction. In November 2003, the Corporate General Partner filed a notice to dismiss the lawsuit with the Court.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's remaining cable systems and the subsequent liquidation and dissolution of the Partnership to Telecommunications Management, LLC.

The voting results to approve the sale are:

FOR	AGAINST	ABSTAIN

440	0	0

The voting results to approve the plan to liquidate the Partnership are:

FOR	AGAINST	ABSTAIN

440	0	0

There are 678 shares outstanding with 48 total holders. 26 total holders voted on this matter. The proxy process expired on September 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

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

2.1e

  Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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

  * filed herewith

  REPORTS ON FORM 8-K

On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 14, 2003

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

2.1e

Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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