Form 10-Q/A
period 2003-09-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2003-12-08
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM 1984-1, L.P.
Quarterly Report on Form 10-Q/A for the Period ended September 30, 2003
Table of Contents

Explanatory Note

This quarterly report on Form 10-Q/A is being filed to amend Item 4. "Submission of Matters to a Vote of Security Holders." Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 4. "Submission of Matters to a Vote of Security Holders" as amended. Voting results disclosed in the original filing of the form 10-Q on November 14, 2003 were mistakenly transcribed. This report continues to speak as of the date of the original filing of the Form 10-Q on November 14, 2003, and the registrant has not updated the disclosures in this report to speak as of a later date.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's remaining cable systems and the subsequent liquidation and dissolution of the Partnership to Telecommunications Management, LLC.

The voting results to approve the sale are:

FOR	AGAINST	ABSTAIN

15,956	438	282

The voting results to approve the plan to liquidate the Partnership are:

FOR	AGAINST	ABSTAIN

15,956	438	282

There are 29,940 shares outstanding with 736 total holders. 383 total holders voted on this matter. The proxy process expired on September 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSTAR INCOME PROGRAM 1984-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: December 8, 2003

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