Form 10-K
period 2003-12-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2004-04-14
CIK 737762

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number: 000-13333

ENSTAR INCOME PROGRAM 1984-1, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-1581136

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive St. Louis, Missouri 63131	(314) 965-0555

(Address of principal executive offices including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Units of Limited Partnership Interest	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant’s 29,940 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

The Exhibit Index is located at Page E-1.

ENSTAR INCOME PROGRAM 1984-1, L.P.
2003 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This annual report on Form 10-K is for the year ended December 31, 2003. This annual report modifies and supersedes documents filed prior to this annual report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “we,” “us,” and “our” refers to Enstar Income Program 1984-1, L.P.

PART I

ITEM 1. BUSINESS.

Introduction

Enstar Income Program 1984-1, L.P., a Georgia limited partnership (the “Partnership”), was engaged in the ownership and operation of cable television systems in Tennessee and North Carolina. The Partnership was formed December 12, 1983 by a partnership agreement, as amended (the “Partnership Agreement”), to acquire, construct, improve, develop and operate cable television systems. The Partnership Agreement provided for Enstar Communications Corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. to be the General Partner and for the admission of Limited Partners through the sale of interests in the Partnership.

On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 10, 1993, the Corporate General Partner purchased the general partnership interest held by Robert Graff, Jr., the individual general partner, in Enstar Income Program 1984-1, L.P. and five affiliated partnerships. The purchase was made pursuant to an agreement dated August 9, 1988 and amended September 10, 1993, by and among Enstar Communications Corporation, Falcon Cablevision and Robert Graff, Jr. Following the purchase, Enstar Communications Corporation became the sole general partner of Enstar Income Program 1984-1, L.P.

The General Partner of the Partnership is the Corporate General Partner. Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc., also called Charter, a large cable operator, serving approximately 6.54 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses.

The principal executive offices of the Partnership and the Corporate General Partner are located at Charter Plaza, 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. Charter has a website accessible at http://www.charter.com.

The Partnerships’ public filings are available from the Securities and Exchange Commission at 1-800-SEC-0330 or at Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or at www.sec.gov.

Liquidation Basis Accounting and Sales of Cable Systems

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership’s systems to operate on a two-way basis with improved technical capacity, insufficiency of the Partnership’s cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership’s systems’ rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have.

The Corporate General Partner believed that if the Partnership would have made the comprehensive additional upgrades to enable the variety of enhanced and competitive services available in the marketplace, particularly in light of the high cost of two-way capability, the Partnership would not have been able to recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, so that making these upgrades would not have been economically prudent. Furthermore, in Covington, Tennessee, the City launched a competing cable service in April 2002. In Bolivar, Tennessee, the local municipal utility received a franchise to operate a competing cable system, although at the time the Partnership sold the systems the municipal utility had not obtained funds to build a cable system. Thus, only limited plant upgrades were made, and generally only where necessary to compete, meet the requirements of existing franchises, or when believed to be economically viable. In particular, in 2001 we began to introduce into the Brownsville, Covington and Snowhill communities the “small system digital” solution to help preserve the existing customer base, to compete with the overbuild activities of the City of Covington discussed more fully herein and to provide additional channel capacity as required under the franchise agreement.

As a result of the Corporate General Partner’s attempts to sell its systems, on November 30, 2000, the Partnership completed the closing of the sale of its cable systems serving Kershaw, South Carolina to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments were $5,229,500, resulting in a gain on sale of cable system of $4,349,800. On October 10, 2000, a distribution of approximately $4,938,600, or approximately $165 per limited partnership unit, was made resulting from this sale.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale was a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of a majority of the holders of the Partnership’s units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and the outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,505,500 related to the cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, the Partnership completed the Telecommunications Management Sale for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments.

The Partnership finalized its proposed plan of liquidation in July 2003 in connection with the filing of the proxy to obtain partner approval for the sale of the Partnership’s final cable systems and the subsequent liquidation and dissolution of the Partnership. In August 2003, the required number of votes necessary to approve the Telecommunications Management Sale and subsequent liquidation and dissolution of the Partnership were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of July 31, 2003. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2003 to July 31, 2003 and for the years ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $49,500 and recognition of a liability for expected operating losses through the effective date of sale (August 31, 2003) of $38,100. In addition, estimated accrued costs of liquidation of $77,300 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sale of the systems but prior to final dissolution of the Partnership and $54,700 was recorded in Due to affiliates representing negative capital account balances expected to be funded by the General Partner. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General

Partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. No assurance can be given as to the amount of final distributions to be made to the partners.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.6 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

Franchises

Our franchise agreement with the City of Covington, Tennessee (“the City”) expired in 1994. By agreement with the City, we continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement was reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on our behalf. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and since April 2002 actively competed against us.

In July 2002, we received a letter from the City Attorney advising us that we may not operate within the city limits and demanding we discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of us in the United States District Court for the Western District of Tennessee against the City, the Covington Electric System Board of Public Utilities and Covington Cable. We alleged that the City and other defendants unlawfully attempted to shut down our cable television system in Covington, in order to eliminate competition to the new City-owned cable system. We also alleged that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and attempted to shut down our cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. We sought a declaration from the Court that the City’s actions were unlawful and violated the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. We also sought a preliminary injunction against all three defendants. The defendants agreed to take no action against our provision of services in Covington until the Court ruled on the motion for preliminary injunction. In November 2003, after the closing of the Telecommunications Management Sale, the Corporate General Partner filed and the Court accepted a notice to dismiss the lawsuit with the Court.

Competition

Prior to the Telecommunications Management Sale, we faced competition in the areas of price, services and service reliability. Our key competitors included Direct Broadcast Satellite, broadcast television, traditional overbuilds, telephone companies and utilities, private cable and wireless distribution. Following the Telecommunications Management Sale, we ceased operations and therefore have no competition.

Employees

The various personnel required to operate our business up through the close of the Telecommunications Management Sale were employed by the Corporate General Partner, its subsidiary corporation, and Charter, the cost of which was charged directly to the Partnership. Following the Telecommunications Management Sale, we ceased operations and terminated the remaining employees of the Partnership.

ITEM 2. PROPERTIES.

All of our cable systems and the associated property leased or owned by them were sold effective August 31, 2003.

ITEM 3. LEGAL PROCEEDINGS.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS.

Restrictions on Admission as Limited Partner

Our only remaining activities include settling our affairs in the normal course of liquidation and our only remaining assets consist of temporary investments in short-term securities and the right to receive certain escrowed amounts. In addition, there has historically been only limited trading in our limited partnership units and the units have never been listed or traded on a public securities exchange or on any similar trading facility. Therefore, in order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the “Letter”) from the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. Following approval of the no action letter, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

The approximate number of equity security holders of record was 762 as of December 31, 2003.

Distributions

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be distributed 1% to the Corporate General Partner and 99% to the Limited Partners until the Limited Partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the Limited Partners have received cash flow equal to their initial investment, the Corporate General Partner will receive a 1% allocation of cash flow from liquidating a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the Limited Partners. All allocations to individual Limited Partners will be based on their respective capital accounts. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. The Partnership Agreement limits the amount of debt the Partnership may incur.

We began making periodic cash distributions to the Limited Partners during 1984 and discontinued distributions in January 1990. In 2000, we distributed $5.0 million to our Limited Partners and Corporate General Partner from the proceeds received from the sale of our Kershaw, South Carolina cable system. No distributions were made during 2002 and 2001. In 2003, we distributed $1.6 million to our Limited Partners from the proceeds received from the sale of our remaining cable systems.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

ITEM 6. SELECTED FINANCIAL DATA.

The table below presents selected financial data of the Partnership for the five years ended December 31, 2003. This data should be read in conjunction with the Partnership’s financial statements and related notes thereto included in Item 8. “Financial Statements and Supplementary Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

	For the Period
	from January 1,	Year Ended December 31,
	2003 to July 31,
OPERATIONS STATEMENT DATA	2003	2002	2001	2000	1999
Revenues	$1,646,900	$3,241,300	$3,722,000	$4,642,500	$5,090,800

Operating expenses	1,558,400	2,820,100	2,792,500	3,226,700	3,280,700
Depreciation and amortization	589,700	956,900	824,700	852,400	854,500
Asset impairment charge	100,000	1,856,800	—	—	—

Operating income (loss)	(601,200)	(2,392,500)	104,800	563,400	955,600
Interest income	4,300	18,700	67,800	173,600	61,900
Interest expense	—	—	(17,900)	(32,200)	(92,400)
Gain on sale of cable assets	—	—	—	4,349,800	—
Casualty gain (loss)	—	—	—	79,800	(113,300)
Other income (expense)	(16,200)	3,100	(248,200)	(94,000)	(18,800)

Net income (loss)	$(613,100)	$(2,370,700)	$(93,500)	$5,040,400	$793,000

Distributions paid to partners	$—	$—	$—	$4,988,500	$—

Per unit of limited partnership interest:
Net income (loss)	$(20.27)	$(78.39)	$(3.09)	$166.67	$26.22

Distributions	$—	$—	$—	$164.95	$—

OTHER OPERATING DATA
Net cash from operating activities	$(557,600)	$1,115,000	$1,271,800	$1,308,600	$1,655,200
Net cash from investing activities	$(74,800)	$(2,162,400)	$(1,416,500)	$4,092,200	$(1,050,500)
Net cash from financing activities	$—	$10,900	$—	$(4,997,500)	$322,800
Capital expenditures	$74,800	$2,162,400	$1,407,100	$1,124,500	$1,050,500

	As of December 31,
BALANCE SHEET DATA	2002	2001	2000	1999
Total assets	$4,744,800	$6,498,700	$6,430,200	$6,537,900
General Partner’s deficit	$(47,900)	$(24,200)	$(23,300)	$(23,800)
Limited Partners’ capital	$2,541,200	$4,877,300	$4,969,900	$4,918,500

For the period from
August 1, 2003 to
CHANGES IN NET ASSETS IN LIQUIDATION DATA	December 31, 2003
Revenues	$226,400
Interest income	300

Total additions	226,700

Operating expenses	221,300
Capital expenditures	43,500
Distributions	1,646,700

Total deductions	1,911,500

Recognition of accrued operating results	38,100

Net decrease in net assets in liquidation	$(1,646,700)

As of December 31,
NET ASSETS IN LIQUIDATION DATA	2003
Total assets	$1,244,700
Net assets in liquidation	$222,300

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership, as discussed more fully elsewhere in this Report.

The Partnership finalized its proposed plan of liquidation in July 2003 in connection with the filing of the proxy to obtain partner approval for the sale of the Partnership’s final cable systems and the subsequent liquidation and dissolution of the Partnership. In August 2003, the required number of votes necessary to approve the Telecommunications Management Sale and subsequent liquidation and dissolution of the Partnership were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of July 31, 2003. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2003 to July 31, 2003 and for the years ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $49,500 and recognition of a liability for expected operating losses through the effective date of sale (August 31, 2003) of $38,100. In addition, estimated accrued costs of liquidation of $77,300 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sale of the systems but prior to final dissolution of the Partnership and $54,700 was recorded in Due to affiliates representing negative capital account balances expected to be funded by the General Partner. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. No assurance can be given as to the amount of final distributions to be made to the partners.

Critical Accounting Estimates

As discussed above, the financial statements are presented on the liquidation basis of accounting as of December 31, 2003 and for the period from August 1, 2003 to December 31, 2003. These financial statements include estimates regarding the estimated costs to liquidate the partnership and the ultimate resolution of various items accrued for in the financial statements as well as post closing adjustments to sale proceeds received by the Partnership. No assurance can be given as to the amount of final distributions to be made to the partners.

Results of Operations

The Partnership operated the properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on July 31, 2003. Accordingly, no discussion of operating results for the year ended December 31, 2003 compared to the year ended December 31, 2002 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting. Revenues and operating expenses in the statement of changes in net assets in liquidation represent revenues and operating expenses of the Partnership from the date liquidation accounting was adopted (July 31, 2003) through the date of sale (August 31, 2003).

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

Net assets in liquidation at December 31, 2003 were $222,300 consisting of current assets of $1,244,700, offset by current liabilities of $1,022,400. The net change in net assets in liquidation for year ended December 31, 2003 was a decrease of $1,646,700, which was due to distributions to Limited Partners of $1,646,700.

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

Service costs decreased $10,500 from $1,505,500 to $1,495,000 for the year ended December 31, 2002 as compared to 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the year ended December 31, 2002 was primarily due to a decrease in programming expenses due to the decline in basic and premium service customers and a decrease in franchise fees offset by an increase in maintenance expenditures.

General and administrative expenses increased $40,700 from $877,700 to $918,400, or 4.6%, for the year ended December 31, 2002 as compared to 2001. The increase was due primarily to increases in collection costs and legal fees incurred in connection with the litigation with the City of Covington.

General partner management fees and reimbursed expenses decreased $2,600 from $409,300 to $406,700 for the year ended December 31, 2002 as compared to 2001. These costs represent administrative costs reimbursed to Charter by us based on Charter’s actual costs incurred. The decrease was primarily due to a decrease in management fees.

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

Interest income, net decreased $33,000 from $51,700 to $18,700, or 63.8% for the year ended December 31, 2002 as compared to 2001, primarily due to lower average cash balances available for investment coupled with lower interest rates during the year ended December 31, 2002 compared to 2001.

Other income of $3,100 and other expense of $248,200 for the years ended December 31, 2002 and 2001, respectively, represent a gain on the sale of fixed assets in 2002 and costs associated with a previous unexecuted sales proposal in 2001.

Due to the factors described above, our net loss increased $2,277,200 from $93,500 to $2,370,700 for the year ended December 31, 2002 compared to 2001.

Liquidity and Capital Resources

Cash and cash equivalents decreased $61,800 from $1,185,600 at December 31, 2002 to $1,123,800 December 31, 2003 primarily due to proceeds from the Telecommunications Management Sale of $2,909,800 offset by repayments of $1,162,100 on the amounts due to affiliates and distributions of $1,646,700. Cash and cash equivalents decreased $1,036,500 from $2,222,100 at December 31, 2001 to $1,185,600 at December 31, 2002 as a result of capital expenditures of $2,162,400 offset by $1,115,000 of cash used by operating activities. Capital expenditures for the period from January 1, 2003 to August 31, 2003 were $74,800.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made in initial distribution payment of $1.6 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not exposed to material market risks associated with financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this annual report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation.

The directors and executive officers of the Corporate General Partner as of December 31, 2003, all of whom have their principal employment in a comparable position with Charter (except Paul Allen who is a director of Charter and not the Corporate General Partner), are named below:

NAME	POSITION
Paul G. Allen	Chairman of the Board of Directors of Charter
Carl E. Vogel	President and Chief Executive Officer
Margaret “Maggie” A. Bellville	Executive Vice President - Chief Operating Officer
Derek Chang	Executive Vice President of Finance and Strategy
Thomas A. Cullen	Senior Vice President of Advanced Services and Business Development
Wayne H. Davis	Senior Vice President, Engineering and Technical Operations
Michael P. Huseby	Executive Vice President - Chief Financial Officer
Michael J. Lovett	Senior Vice President, Operations Support
Paul E. Martin	Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)
Steven A. Schumm	Director of the Corporate General Partner, Executive Vice President — Chief Administrative Officer
Curtis S. Shaw	Executive Vice President, General Counsel and Secretary

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter’s acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Paul G. Allen, 50, has been Chairman of the board of directors of Charter since July 1999, and Chairman of the board of directors of Charter Investment, Inc. (a predecessor to, and currently an affiliate of, Charter) since December 1998. Mr. Allen, co-founder of Microsoft Corporation, has been a private investor for more than 15 years, with interests in over 50 technology, telecommunications, content and biotech companies. Mr. Allen’s investments include Vulcan Inc., Vulcan Productions, Inc., the Portland Trail Blazers NBA and Seattle Seahawks NFL franchises, and investments in TechTV, Inc., DreamWorks LLC, and Oxygen Media. In addition, he is a director of TechTV, Inc., Vulcan Programming Inc., Vulcan Ventures, Vulcan Inc. (f/k/a Vulcan Northwest), Vulcan Cable III, Inc. and numerous privately held companies.

Carl E. Vogel, 46, has been a director, President and Chief Executive Officer of Charter since October 2001. Mr. Vogel has more than 20 years experience in telecommunications and the subscription television business. Prior to joining Charter, he was a Senior Vice President of Liberty Media Corp. from November 1999 until October 2001, and Chief Executive Officer of Liberty Satellite and Technology, a distributor of Internet data and other content via satellite, from April 2000 until October 2001. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services with responsibility for managing operations of all of AT&T’s cable broadband properties from June 1999 until November 1999. From June 1998 to June 1999, when the business of Primestar Inc. was sold, Mr. Vogel served as Chairman and Chief Executive Officer of Primestar Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director and member of the Executive Committee of the National Cable & Telecommunications Association, CableLabs and Digeo, Inc. and serves as a director of Women in Cable and Telecommunications. Mr. Vogel holds a B.S. degree in Finance and Accounting from St. Norbert College. His employment agreement provides that he will serve on the board of directors of Charter.

Margaret “Maggie” A. Bellville, 50, Executive Vice President and Chief Operating Officer. Before joining Charter in December, 2002, Ms. Bellville was President and Chief Executive Officer of Incanta Inc., a technology-based streaming content company from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. Prior to that, she worked for six years at Cox Communications, beginning in 1995 as Vice President of Operations, she advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School’s Advanced Management Program. She currently serves on the Cable and Television Association for Marketing Education Foundation.

Derek Chang, 36, Executive Vice President of Finance and Strategy. Prior to joining Charter, Mr. Chang was Executive Vice President of the Yankees Entertainment and Sports (YES) Network, a regional sports programming network in New York where he headed corporate development and financing activities from the company’s inception in 2001 until January 2003. Prior to joining YES, he was the Chief Financial Officer and Co-Chief Operating Officer of GlobalCenter, the web hosting subsidiary of Global Crossing. Mr. Chang worked for TCI Communications/AT&T Broadband in Denver from 1997 to 2000, ultimately as Executive Vice President of Corporate Development, where he directed mergers and acquisitions activities and managed a multibillion dollar portfolio of cable joint ventures. He was with InterMedia Partners in San Francisco from 1994 to 1997 where he held a number of positions and was ultimately Treasurer. Mr. Chang received a B.A. degree from Yale University and an M.B.A. from the Stanford University Graduate School of Business.

Thomas A. Cullen, 44, Senior Vice President of Advanced Services and Business Development. From January 2001 to October 2002, Mr. Cullen was General Partner of Lone Tree Capital, a private equity partnership focused on investment opportunities in the technology and communications sector. From March 1997 to June 2000, Mr. Cullen was President of MediaOne Ventures. Prior to that, Mr. Cullen served in several capacities with MediaOne Internet Services including Vice President from April 1998 to June 2000 and Vice President of Business Development from September 1995 to March 1997. Mr. Cullen is a member of the board of directors of SportsLine USA, and a member of the Colorado State University Global Leadership Council. Mr. Cullen is a graduate of Northern Arizona University with a B.S. degree in Business Administration. He earned a Master of Business Administration from the University of Colorado, and he participated in a University of Pennsylvania, Wharton School Executive Program.

Wayne H. Davis, 50, Senior Vice President, Engineering and Technical Operations. Prior to becoming Senior Vice President, Engineering and Technical Operations, Mr. Davis was Assistant to the President/Vice President of Management Services since July 2002 and prior to that, he was Vice President of Engineering/Operations for Charter’s National Region from December 2001. Before joining Charter Mr. Davis held the position of Vice President of Engineering for Comcast Corporation, Inc. Prior to that, the held various engineering positions including Vice President of Engineering for Jones Intercable Inc. He began his career in the cable industry in 1980. He attended the State University of New York at Albany. Mr. Davis serves as an advisory board member of Cedar Point Communications, and as a board member of @Security Broadband Corp., a company in which Charter owns an equity investment interest. Mr. Davis is also a member of the Society of Cable Telecommunications Engineers.

Michael P. Huseby, 49, Executive Vice President and Chief Financial Officer. Mr. Huseby was Executive Vice President of Finance and Administration and Chief Financial Officer of AT&T Broadband from 1999 until its merger with Comcast in 2002. Prior to joining Charter in January 2004, he served as a consultant to Comcast and to Charter as President and founder of MPH Associates Inc., a privately held management and information technology firm providing consulting services to broadband industry clients. For ten years prior to joining AT&T, Mr. Huseby was a partner in the professional services firm of Andersen Worldwide. Mr. Huseby graduated from the University of Colorado at Boulder with a degree in Business Administration.

Michael J, Lovett, 42, Senior Vice President, Operations Support. Mr. Lovett joined Charter in August of 2003. Prior to joining Charter, Mr. Lovett was Chief Operating Officer of Voyant Technologies, Inc., a voice conferencing hardware/software solutions provider, from December 2001 to August 2003. From November 2000 to December 2001, he was Executive Vice President of Operations for OneSource, Inc., a startup delivering management/monitoring of firewalls and virtual private networks. Prior to that, Mr. Lovett was Regional Vice President at AT&T from June 1999 to November 2000 where he was responsible for operations. Mr. Lovett was Senior Vice President at Jones Intercable from October 1989 to June 1999 where he was responsible for operations in nine states. Mr. Lovett began his career in cable television at Centel Corporation where he held a number of positions.

Paul E. Martin, 43, Senior Vice President, Corporate Controller, Principal Financial Officer and Principal Accounting Officer. Prior to his promotion to his current position in April 2002, Mr. Martin was Vice President and Corporate Controller of Charter from March 2000. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products.

From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree with honors in Accounting from the University of Missouri — St. Louis.

Steven A. Schumm, 51, Executive Vice President and Chief Administrative Officer. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was a partner of Ernst & Young LLP for 14 years where he was Managing Partner of Ernst & Young’s St. Louis office and a member of the Ernst & Young National Tax Committee. Mr. Schumm joined Ernst & Young in 1974 and served in a variety of capacities during his years with the firm. Mr. Schumm earned a B.S. degree in Business Administration from Saint Louis University. Mr. Schumm served as Interim Chief Financial Officer of Charter from December 2002 to January 2004.

Curtis S. Shaw, 55, Executive Vice President, General Counsel and Secretary. Mr. Shaw was promoted to Executive Vice President in October 2003. Prior to joining Charter Investment as Senior Vice President, General Counsel and Secretary in 1997, Mr. Shaw served as corporate counsel to NYNEX from 1988 through 1996. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree with honors in Economics from Trinity College and a J.D. degree from Columbia University School of Law.

The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

Code of Ethics

In January, 2003, we adopted a Code of Conduct that is a Code of Ethics within the meaning of federal securities regulations for our employees, including all executive officers, and established a hotline and website for reporting alleged violations of the code of conduct, established procedures for processing complaints and implemented educational programs to inform our employees regarding the Code of Conduct. A copy of our Code of Conduct is incorporated by reference as Exhibit 14.1 to this annual report.

ITEM 11. EXECUTIVE COMPENSATION.

Management Fee

The Partnership has a management agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly-owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages our systems and provides all operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The Management Agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. (“Falcon”) to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

For the fiscal year ended December 31, 2003, Enstar Cable charged us management fees of approximately $93,700 ($11,300 for the period from August 1 to December 31, 2003). We also reimbursed Enstar Cable, Charter and its affiliates approximately $84,100 ($7,400 for the period from August 1 to December 31, 2003) for system operating management services and direct expenses. In addition, programming services were purchased through Charter. Charter charged us approximately $530,100 for these programming services for fiscal year 2003.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this annual report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of December 31, 2003, the only persons known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

			Percent
	Name and Address	Amount and Nature of	of
Title of Class	of Beneficial Owner	Beneficial Ownership	Class
Units of limited partnership interest	Paul J. Isaac 75 Prospect Avenue Larchmont, NY 10538	1,510 [1]	5.0%

[1]	Amount and percent of beneficial ownership listed are based solely on information received from Enstar 1984-1’s transfer agent, Gemisys Financial Services.

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2003, the common membership units of Charter Communications Holding Company, LLC are owned 46% by Charter, 19% by Vulcan Cable III Inc., and 35% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 10% of the outstanding capital stock of Charter and controls approximately 92.8% of the voting power of Charter’s common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Management Services

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation (“ECC”) from Falcon Holding Group, L.P. (“Falcon”) and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

Pursuant to the Management Agreement between the Partnership and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable Corporation provides financial, management, supervisory and marketing services, as necessary to the Partnership’s operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership’s gross receipts from customers. In addition, Enstar Cable Corporation is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership’s systems, and an allocable shares of costs associated with facilities required to manage the Partnership’s systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, LLC, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter’s management costs, which is less than the fee permitted by the existing agreement. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter’s actual cost. For the year ended December 31, 2003, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership, were $84,100 ($7,400 for the period from August 1 to December 31, 2003). In addition, programming services were purchased through Charter. Charter charged us approximately $530,100 for these programming services for fiscal year 2003. For the fiscal year ended December 31, 2003, Enstar Cable charged us management fees of approximately $93,700 ($11,300 for the period from August 1 to December 31, 2003).

Conflicts of Interest

The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11. “Executive Compensation.” The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter may continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership’s affairs.

Fiduciary Responsibility and Indemnification of the Corporate General Partner

The Partnership Agreement provides that the Corporate General Partner will be indemnified by the Partnership for acts performed within the scope of its authority under the Partnership Agreement if the Corporate General Partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the Partnership Agreement provides that the Corporate General Partner will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the Corporate General Partner determines, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and other persons determined by the Corporate General Partner against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

During the years ended December 31, 2003 and 2002, we paid KPMG LLP (“KPMG”) aggregate fees and related expenses for the audit of our financial statements for the year and for the reviews of our interim financial statements of approximately $21,000 and $45,000, respectively.

The Sole Director of our Corporate General Partner functions as our Audit Committee. As such, the Sole Director appoints, retains, compensates and oversees the registered public accountants and approves in advance all fees and terms for the audit engagement and non-audit engagements where non-audit services are not prohibited by Section 10A of the Securities Exchange Act of 1934, as amended with registered public accountants. The Sole Director approved 100% of the KPMG fees for the years ended December 31, 2003 and 2002. Each year, including 2003, with respect to the proposed audit engagement, the Sole Director reviews the proposed risk assessment process in establishing the scope of examination and the reports to be rendered.

The Sole Director oversees the work of the registered public accounting firm (including resolution of disagreements between management and the public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services. The registered public accounting firm reports directly to the Sole Director in its Audit Committee function. In performing this function, the Sole Director undertakes those tasks and responsibilities that, in its judgment, most effectively contribute to and implement the purposes of an audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements

Reference is made to the Index to Financial Statements on page F-1.

2.	Financial Statement Schedules

Reference is made to the Index to Financial Statements on page F-1.

3.	Exhibits

Reference is made to the Exhibits Index on Page E-1.

(b)	Reports on Form 8-K

With respect to any information furnished under Item 9 of any Report on Form 8-K listed below, the reference to such report in this Item 15(b) is not intended to, and shall not, cause such information to be deemed “filed” under the Exchange Act.

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

ENSTAR INCOME PROGRAM 1984-1, L.P.

	By:	Enstar Communications Corporation, Corporate General Partner

Dated: April 13, 2004	By:	/s/ Steven A. Schumm

Steven A. Schumm
Director, Executive Vice President and
Chief Administrative Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2004	By:	/s/ Steven A. Schumm

Steven A. Schumm
Director, Executive Vice President and
Chief Administrative Officer
(Principal Executive Officer) *

Dated: April 13, 2004	By:	/s/ Paul E. Martin

Paul E. Martin
Senior Vice President and Corporate Controller
(Principal Financial Officer and
Principal Accounting Officer) *

*	Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

INDEPENDENT AUDITORS’ REPORT

To the Partners of
Enstar Income Program 1984-1, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income Program 1984-1, L.P. (a Georgia limited partnership) as of December 31, 2003 and the related statement of changes in net assets in liquidation for the period from August 1, 2003 to December 31, 2003 (see Note 2). We have also audited the balance sheet as of December 31, 2002 and the statements of operations, partnership capital (deficit) and cash flows for the period from January 1, 2003 to July 31, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program 1984-1, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of July 31, 2003.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income Program 1984-1, L.P. as of December 31, 2003, the changes in its net assets in liquidation for the period from August 1, 2003 to December 31, 2003, the financial position as of December 31, 2002 and the results of its operations and its cash flows for the period from January 1, 2003 to July 31, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

St. Louis, Missouri,
April 12, 2004

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
BEEN REISSUED BY ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Enstar Income Program 1984-1, L.P.:

We have audited the accompanying balance sheets of Enstar Income Program 1984-1, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000 and the related statements of operations, partnership capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

ENSTAR INCOME PROGRAM 1984-1, L.P.

STATEMENT OF NET ASSETS IN LIQUIDATION

(See Note 2)

AS OF DECEMBER 31, 2003

ASSETS:
Cash and cash equivalents	$1,123,800
Escrow deposits	120,900

Total assets	1,244,700

LIABILITIES:
Accounts payable and accrued expenses	325,500
Due to purchasers	128,800
Due to affiliates	568,100

Total liabilities	1,022,400

NET ASSETS IN LIQUIDATION:
General Partner	—
Limited Partners	222,300

$222,300

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(See Note 2)

FOR THE PERIOD FROM AUGUST 1, 2003 TO DECEMBER 31, 2003

Additions:
Revenues	$226,400
Interest income	300

Total additions	226,700

Deductions:
Service costs	123,800
General and administrative expenses	78,800
General partner and management fees and reimbursed expenses	18,700
Capital expenditures	43,500
Distributions	1,646,700

Total deductions	1,911,500

Recognition of accrued net operating results	38,100

Net decrease in net assets in liquidation	(1,646,700)

NET ASSETS IN LIQUIDATION, beginning of period	1,869,000

NET ASSETS IN LIQUIDATION, end of period	$222,300

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

BALANCE SHEET

AS OF DECEMBER 31, 2002

ASSETS
ASSETS:
Cash and cash equivalents	$1,185,600
Accounts receivable, less allowance for doubtful accounts of $11,700	78,900
Prepaid expenses and other assets	39,800
Property, plant and equipment, net of accumulated depreciation of $11,933,400	3,403,700
Franchise cost, net of accumulated amortization of $43,900	36,800

Total assets	$4,744,800

LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
Accounts payable	$120,800
Accrued liabilities	701,500
Due to affiliates	1,429,200

Total liabilities	2,251,500

PARTNERSHIP CAPITAL (DEFICIT):
General Partner	(47,900)
Limited Partners	2,541,200

Total Partnership capital	2,493,300

Total liabilities and Partnership capital	$4,744,800

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

STATEMENTS OF OPERATIONS

	For the Period
	from January 1,	Year Ended December 31,
	2003 to July 31,
	2003	2002	2001
	(see Note 2)
REVENUES	$1,646,900	$3,241,300	$3,722,000

OPERATING EXPENSES:
Service costs	964,500	1,495,000	1,505,500
General and administrative expenses	434,800	918,400	879,500
General partner management fees and reimbursed expenses	159,100	406,700	409,300
Depreciation and amortization	589,700	956,900	824,700
Asset impairment charge	100,000	1,856,800	—

	2,248,100	5,633,800	3,619,000

Operating income (loss)	(601,200)	(2,392,500)	103,000

OTHER INCOME (EXPENSE):
Interest income, net	4,300	18,700	51,700
Other income (expense)	(16,200)	3,100	(248,200)

	(11,900)	21,800	(196,500)

NET LOSS	$(613,100)	$(2,370,700)	$(93,500)

NET LOSS ALLOCATED TO GENERAL PARTNER	$(6,100)	$(23,700)	$(900)

NET LOSS ALLOCATED TO LIMITED PARTNERS	$(607,000)	$(2,347,000)	$(92,600)

NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST	$(20.27)	$(78.39)	$(3.09)

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR	29,940	29,940	29,940

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

FOR THE PERIOD FROM JANUARY 1, 2003 TO JULY 31, 2003 AND
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	General	Limited
	Partner	Partners	Total
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2001	$(23,300)	$4,969,900	$4,946,600
Net loss	(900)	(92,600)	(93,500)

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001	(24,200)	4,877,300	4,853,100
Net loss	(23,700)	(2,347,000)	(2,370,700)
Withholding tax reimbursement	—	10,900	10,900

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002	(47,900)	2,541,200	2,493,300
Net loss	(6,100)	(607,000)	(613,100)

PARTNERSHIP CAPITAL (DEFICIT), July 31, 2003	(54,000)	1,934,200	1,880,200
Effects of change to liquidation basis (see Note 2)	54,000	(65,200)	(11,200)

NET ASSETS IN LIQUIDATION, July 31, 2003	$—	$1,869,000	$1,869,000

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

STATEMENTS OF CASH FLOWS

	Period from
	January 1, 2003	Year ended December 31,
	to July 31, 2003
	(see Note 2)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(613,100)	$(2,370,700)	$(93,500)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	589,700	956,900	824,700
Asset impairment charge	100,000	1,856,800	—
Changes in:
Accounts receivable, prepaid expenses and other assets	60,700	66,100	378,600
Accounts payable, accrued expenses and due to affiliates	(694,900)	605,900	162,000

Net cash from operating activities	(557,600)	1,115,000	1,271,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(74,800)	(2,162,400)	(1,407,100)
Increase in intangible assets	—	—	(9,400)

Net cash from investing activities	(74,800)	(2,162,400)	(1,416,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Withholding tax reimbursement	—	10,900	—

Net cash from financing activities	—	10,900	—

Net decrease in cash	(632,400)	(1,036,500)	(144,700)

CASH, beginning of year	1,185,600	2,222,100	2,366,800

CASH, end of year	$553,200	$1,185,600	$2,222,100

See accompanying notes to financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION

Enstar Income Program 1984-1 L.P. (the “Partnership”) was formed December 12, 1983 by a partnership agreement, as amended (the “Partnership Agreement”), to acquire, construct, improve, develop and operate cable television systems. The Partnership Agreement provided for Enstar Communications Corporation (the “Corporate General Partner”) and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 10, 1993, the Corporate General Partner purchased the general partnership interest held by Robert Graff, Jr., the individual general partner, in Enstar Income Program 1984-1, L.P. and five affiliated partnerships. The purchase was made pursuant to an agreement dated August 9, 1988, and amended September 10, 1993, by and among Enstar Communications Corporation, Falcon Cablevision and Robert Graff, Jr. Following the purchase, Enstar Communications Corporation became the sole general partner of the Partnership.

On November 12, 1999, Charter Communications Holding Company, LLC, an entity controlled by Charter Communications, Inc. (“Charter”), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. (“Falcon”), the entity that provided management and certain other services to the Partnership. Charter is a large cable operator, serving approximately 6.54 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership’s cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

Reclassifications. Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

2.	LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

In 1999, the Corporate General Partner sought purchasers for all of the cable television systems of the Partnership and other affiliated Partnerships of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner’s experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership’s systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership’s systems’ rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have.

The Corporate General Partner believes that if the Partnership were to make comprehensive additional upgrades to enable the variety of enhanced and competitive services available in today’s marketplace, particularly in light of the potential overbuilds and the high cost of two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, so that making these upgrades would not be economically prudent. Furthermore, in Covington, Tennessee, the City launched a competing cable service in April 2002 and is exploring the possibility of extending its cable system into the surrounding County of Tipton, another of our franchise areas. In Bolivar, Tennessee, the local municipal utility received a franchise to operate a competing cable system although at the time the Partnership sold the systems the municipal utility had not obtained funds to build a cable system. Thus, only limited plant upgrades have been made, and generally only where necessary to

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

compete, or meet the requirements of existing franchises or when believed to be economically viable. In particular, in 2001 the Partnership began to introduce into the Brownsville, Covington and Snowhill communities the “small system digital” solution to help preserve the existing customer base and to compete with the overbuild activities of the community of Covington discussed more fully herein. In addition, the Partnership renovated the headend capacity in Snowhill to provide additional channel capacity as required under the franchise agreement.

As a result of the Corporate General Partner’s attempts to sell its systems, on November 30, 2000, the Partnership completed the closing of the sale of its cable systems serving Kershaw, South Carolina to an unrelated purchaser for $5,250,000 (subject to normal closing adjustments). Final proceeds from the sale, after closing adjustments were $5,229,500, resulting in a gain on sale of cable system of $4,349,800. On October 10, 2000, a distribution of approximately $4,938,600, or approximately $165 per limited partnership unit, was made to the limited partners resulting from this sale.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,916,300 (an average of approximately $643 per customer acquired). This sale was a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the “Telecommunications Management Selling Partnerships”) sold all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale was subject to the approval of a majority of the holders of the Partnership’s units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction was subject to certain closing conditions, including regulatory and franchise approvals.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The February 6, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit and the outside closing date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The April 24, 2003 side letter amended the asset purchase agreement and deposit escrow agreement to extend the date of the second installment of the deposit to May 15, 2003 and the outside closing date to September 30, 2003.

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its remaining cable systems to Telecommunications Management. The June 6, 2003 side letter amended the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,505,500 related to the cable systems in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the Telecommunications Management Sale for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments.

The Partnership finalized its proposed plan of liquidation in July 2003 in connection with the filing of the proxy to obtain partner approval for the sale of the Partnership’s final cable systems and the subsequent liquidation and dissolution of the Partnership. In August 2003, the required number of votes necessary to approve the Telecommunications Management Sale and subsequent liquidation and dissolution of the Partnership were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of July 31, 2003. Accordingly, the assets in the accompanying statements of net assets in liquidation as of December 31, 2003 have been stated at estimated realizable values and the liabilities have been stated at estimated settlement amounts. The statements of operations, partnership capital and cash flows for the period from January 1, 2003 to July 31, 2003 and for the years

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

ended December 31, 2002 and 2001 have been presented on a going concern basis comparable to prior periods and do not reflect the effects of the change to the liquidation basis of accounting. The change to liquidation basis accounting resulted in an increase to property, plant and equipment of $49,500 and recognition of a liability for expected operating losses through the effective date of sale (August 31, 2003) of $38,100. In addition, estimated accrued costs of liquidation of $77,300 were recorded in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation as an estimate of costs to be incurred subsequent to the sale of the systems but prior to final dissolution of the Partnership and $54,700 was recorded in Due to affiliates representing negative capital account balances expected to be funded by the General Partner. Net assets in liquidation as of December 31, 2003 represent the estimated distributions to the Limited Partners and the General Partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of December 31, 2003 as a result of post closing adjustments to the sale proceeds received by the Partnership and adjustments to accrued costs of liquidation. No assurance can be given as to the amount of final distributions to be made to the partners.

The Corporate General Partner’s intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.6 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidation Accounting

As discussed in Note 2, the financial statements as of December 31, 2003 is presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of changes in net assets in liquidation for the period from August 1, 2003 to December 31, 2003 is presented on a different basis of accounting than the financial statements for the period from January 1, 2003 to July 31, 2003 and for years ended December 31, 2002 and 2001, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

Cable distribution systems	5-15 years
Vehicles	3 years
Furniture and equipment	5-7 years
Leasehold improvements	Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management’s estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management’s best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. Amortization expense related to

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

franchises for the period from January 1, 2003 to July 31, 2003 and for the years ended December 31, 2002 and 2001 was $4,200, $8,800 and $8,500, respectively.

Long-Lived Assets

Prior to the sale of its remaining cable systems, the Partnership reviewed its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

Cable television revenues from basic and premium services were recognized as services were provided. Advertising revenues were recognized when commercials were broadcast. Installation revenues were recognized to the extent of direct selling costs incurred. The remainder, if any, was deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002 and 2001, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership’s customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

As a partnership, Enstar Income Program 1984-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership’s assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2003 and 2002, the tax basis of the Partnership’s net assets exceeds the book basis by approximately $35,200 and $434,600, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net loss for the years ended December 31, 2003 is approximately $656,300 less than tax income or loss primarily as a result of differences between tax gain or loss on sale of cable systems versus book gain or loss on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effects of these accounting differences for the years ended December 31, 2002 and 2001 is approximately $1,252,500 and $53,100 more than tax income or loss for the same period, respectively, caused principally by timing differences in asset impairment charges and depreciation expense.

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

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

4.	PARTNERSHIP MATTERS

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be distributed 1% to the Corporate General Partner and 99% to the Limited Partners until the Limited Partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the Limited Partners have received cash flow equal to their initial investment, the Corporate General Partner will receive a 1% allocation of cash flow from liquidating a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the Limited Partners. All allocations to individual Limited Partners will be based on their respective capital accounts. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. Accordingly, Due to affiliates includes $54,700 receivable from the General Partner for negative capital account balances expected to be funded by the General Partner. The Partnership Agreement limits the amount of debt the Partnership may incur.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2002. All remaining property, plant and equipment was sold in 2003.

Cable distribution systems, net of impairment	$14,475,400
Land and improvements	27,700
Vehicles, furniture and equipment	834,000

15,337,100
Less: accumulated depreciation	(11,933,400)

$3,403,700

Depreciation expense for the period from January 1, 2003 to July 31, 2003 and the years ended December 31, 2002 and 2001 was $585,500, $948,100 and $786,400, respectively.

6.	CREDIT FACILITY

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation (ECC) that matured and was repaid on August 31, 2001. The loan facility was not extended or replaced and any amounts outstanding under the facility were paid in full.

7.	WITHHOLDING TAX REIMBURSEMENT

During 2002, the Partnership received a reimbursement of $10,900 of taxes withheld from the Limited Partners’ distributions received in 2000 in connection with the sale of its cable systems serving Kershaw, South Carolina and remitted to the state. The reimbursement has been credited back to the Limited Partners’ capital account and will be distributed upon liquidation.

8.	ASSET IMPAIRMENT CHARGE

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

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

During the fourth quarter of 2002, the Partnership recorded an asset impairment charge of $423,100 on the property, plant and equipment related to its Brownsville, Tennessee cable system. It became apparent during the fourth quarter of 2002, that based on continuing customer losses primarily in its Covington franchise area, the book value of the system would not be realized. As such the assets were written down to their estimated fair value. The assessment of fair value considered the sale price in the proposed transaction with Telecommunications Management, LLC.

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

9.	COMMITMENTS AND CONTINGENCIES

The Partnership’s franchise agreement with the City of Covington, Tennessee (“the City”) expired in 1994. By agreement with the City, the Partnership continued to operate the cable system in Covington and pay franchise fees to the City on a month-to-month basis until a new franchise agreement was reached. In March 2000, the Corporate General Partner submitted a renewal proposal to the City on behalf of the Partnership. In November 2000, the City sold municipal bonds to finance construction of a municipally-owned cable system. The City completed the construction project in the first quarter of 2002 and actively competed against the Partnership.

Litigation

In July 2002, the Partnership received a letter from the City Attorney advising the Partnership that it may not operate within the city limits and demanding the Partnership discontinue service within thirty days. On August 7, 2002, the Corporate General Partner filed a lawsuit on behalf of the Partnership in the United States District Court for the Western District of Tennessee (“the Court”) against the City, the Covington Electric System Board of Public Utilities and Covington Cable. The Partnership alleges that the City and other defendants are unlawfully attempting to shut down the Partnership’s cable television system in Covington, in order to eliminate competition to the new City-owned cable system. The Partnership also alleges that the City failed to follow the federal statutory procedures governing the renewal of a cable television franchise and attempted to shut down the Partnership’s cable system, without having complied with those procedures or even formally having denied the numerous renewal proposals, in contravention of federal law. The Partnership seeks a declaration from the Court that the City’s actions are unlawful and violate the 1992 Cable Act, franchise provisions, federal antitrust laws, state common law, the Tennessee Consumer Protection Act and both the United States and Tennessee Constitutions. The Partnership is also seeking a preliminary injunction against all three defendants. The defendants have agreed to take no action against the Partnership’s provision of services in Covington until the Court ruled on the motion for preliminary injunction. In November 2003, the Corporate General Partner filed and the Court accepted a notice to dismiss the lawsuit with the Court.

In addition to the matter set forth above, the Partnership is involved from time to time in routine legal matters and other claims incidental to its business. The Partnership believes that the resolution of such matters will not have a material adverse impact on its net assets in liquidation.

10.	EMPLOYEE BENEFIT PLAN

The Partnership participated in a cash or deferred profit sharing plan (the “Profit Sharing Plan”) sponsored by a subsidiary of the Corporate General Partner, which covered substantially all of its employees. The Profit Sharing Plan provided that each participant may elect to make a contribution in an amount up to 15% of the participant’s annual compensation which otherwise would have been payable to the participant as salary. The Partnership made an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants’ contributions.

ENSTAR INCOME PROGRAM 1984-1, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

The Profit Sharing Plan was merged into the Charter Communication’s Inc. 401(k) Plan on November 1, 2002. Employees that qualified for participation could contribute up to 50% of their salary, on a pre-tax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Partnership matched 50% of the first 5% of participant contributions. Contributions of approximately $2,900, $10,600 and $9,300 were made during 2003, 2002 and 2001, respectively.

11.	TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the “Management Agreement”) with Enstar Cable Corporation (“Enstar Cable”), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $93,700 ($11,300 for the period from August 1 to December 31, 2003), $162,100 and $186,100 for the years ended December 31, 2003, 2002 and 2001, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership’s allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership’s allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses approximated $84,100 ($7,400 for the period from August 1 to December 31, 2003), $244,600 and $223,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

Substantially all programming services were purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $530,100 ($64,400 for the period from August 1 to December 31, 2003), $778,200 and $855,500 for years ended December 31, 2003, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying statements of operations and statement of changes in net assets in liquidation.

As disclosed in Charter’s annual report on Form 10-K for the year ended December 31, 2003, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter’s results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

EXHIBIT INDEX

Exhibit
Number	Description
2.1a	Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

2.1b	Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.1c	Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

2.1d	Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

3	The Sixteenth Amended and Restated Agreement of Limited Partnership of Enstar Income Program 1984-1, L.P., Dated as of August 1, 1988. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 1988.)

10.1	Management Agreement between Enstar Income Program 1984-1 and Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 1986.)

10.2	Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.3	Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the Exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.4	Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the annual report on Form 10-K of Enstar Income Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

10.5	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Covington, Tennessee. (Incorporated by reference to the exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 1987.)

10.6	Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Brownsville, Tennessee. (Incorporated by reference to the

E-1

Exhibit
Number	Description
exhibits to the Registrant’s annual report on Form 10-K, File No. 000-13333 for the fiscal year ended December 31, 2001.)

14.1	Code of Conduct adopted January 28, 2003 (Incorporated by reference to Exhibit 14.1 to the annual report on Form 10-K of Charter Communications, Inc. filed on April 15, 2003 (File No. 000- 27927)).

21.1	Subsidiaries: None.

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

*	filed herewith

E-2