Form 10-Q
period 2004-03-31
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2004-05-17
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
Quarterly Report on Form 10-Q for the Period ended March 31, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(SEE NOTE 2)

                                                                      March 31,    December 31,
                                                                         2004          2003
                                                                      -----------  -------------
                                                                      (Unaudited)
ASSETS:
   Cash and cash equivalents........................................ $   946,400  $   1,123,800
   Due from purchasers..............................................       2,400             --
   Escrow deposits..................................................     120,900        120,900
                                                                      -----------  -------------
         Total assets...............................................   1,069,700      1,244,700
                                                                      ===========  =============

LIABILITIES:
   Accounts payable and accrued liabilities.........................     291,400        325,500
   Due to purchasers................................................          --        128,800
   Due to affiliates................................................     556,000        568,100
                                                                      -----------  -------------
          Total liabilities.........................................     847,400      1,022,400
                                                                      -----------  -------------
NET ASSETS IN LIQUIDATION:
   General Partner..................................................          --             --
   Limited Partners.................................................     222,300        222,300
                                                                      -----------  -------------
                                                                     $   222,300  $     222,300
                                                                      ===========  =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

Net change in net assets in liquidation..................... $         --

NET ASSETS IN LIQUIDATION, beginning of period..............      222,300
                                                              ------------
NET ASSETS IN LIQUIDATION, end of period.................... $    222,300
                                                              ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

REVENUES........................................................... $        704,500

OPERATING EXPENSES:
   Service costs...................................................          346,000
   General and administrative expenses.............................          245,200
   General partner management fees and reimbursed expenses.........           72,600
   Depreciation and amortization...................................          257,700
                                                                     ----------------
                                                                             921,500
                                                                     ----------------
        Operating loss.............................................         (217,000)
                                                                     ----------------

OTHER INCOME:
   Interest income.................................................            2,500
   Other...........................................................          (11,900)
                                                                     ----------------
                                                                              (9,400)
                                                                     ----------------
NET LOSS .......................................................... $       (226,400)
                                                                     ================
NET LOSS ALLOCATED TO GENERAL PARTNER.............................. $         (2,300)
                                                                     ================
NET LOSS ALLOCATED TO LIMITED PARTNERS............................. $       (224,100)
                                                                     ================
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST.................. $          (7.48)
                                                                     ================
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................           29,940
                                                                     ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $    (226,400)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Depreciation and amortization................................................       257,700
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................        15,700
      Accounts payable, accrued liabilities and due to affiliates..................      (352,500)
                                                                                     -------------
          Net cash from operating activities.......................................      (305,500)
                                                                                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................        (9,800)
                                                                                     -------------
          Net cash from investing activities.......................................        (9,800)
                                                                                     -------------

          Net decrease in cash ....................................................      (315,300)

CASH, beginning of period..........................................................     1,185,600
                                                                                     -------------
CASH, end of period................................................................ $     870,300
                                                                                     =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the Partnership) as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2003 and the changes in net assets in liquidation for the three months ended March 31, 2004 are not necessarily indicative of results for the entire year.

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

2. LIQUIDATION BASIS ACCOUNTING

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statement of changes in net assets in liquidation for the three months ended March 31, 2004 is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2003, which were prepared on the historical cost basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of all its remaining cable systems to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.6 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $0 and $35,200 for the three months ended March 31, 2004 and 2003, respectively. Management fees are non- interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $0 and $37,400 for the three months ended March 31, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $0 and $139,200 for the three months ended March 31, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding such matters and the effect thereof on our business.

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

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statement of changes in net assets in liquidation for the three months ended March 31, 2004 is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2003, which were prepared on the historical cost basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on July 31, 2003. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $222,300 consisting of assets of $1,069,700, offset by liabilities of $847,400. Net assets in liquidation at December 31, 2003 were $222,300 consisting of assets of $1,244,700, offset by liabilities of $1,022,400.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $177,400 from $1,123,800 at December 31, 2003 to $946,400 at March 31, 2004. This decrease was primarily attributable to payment of accrued liquidation costs of $30,300 and payments of amounts owed to Telecommunications Management. Cash and cash equivalents decreased $315,300 from $1,185,600 at December 31, 2002 to $870,300 at March 31, 2003 primarily due to cash used by operating activities.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. The Partnership made an initial distribution payment of $1.6 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer, acting in the capacity of our Principal Executive Officer, and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2004

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