Form 10-Q
period 2004-06-30
ENSTAR INCOME PROGRAM 1984-1 LP
filed 2004-08-18
CIK 737762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
Quarterly Report on Form 10-Q for the Period ended June 30, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                       June 30,    December 31,
                                                                         2004          2003
                                                                      -----------  -------------
                                                                      (Unaudited)
ASSETS:
   Cash and cash equivalents........................................ $   377,200  $   1,123,800
   Due from affiliates..............................................      28,500             --
   Escrow deposits..................................................     120,900        120,900
                                                                      -----------  -------------
         Total assets...............................................     526,600      1,244,700
                                                                      ===========  =============

LIABILITIES:
   Accounts payable and accrued liabilities.........................     238,500        325,500
   Due to purchasers................................................      65,800        128,800
   Due to affiliates................................................          --        568,100
                                                                      -----------  -------------
          Total liabilities.........................................     304,300      1,022,400
                                                                      -----------  -------------
NET ASSETS IN LIQUIDATION:
   General Partner..................................................          --             --
   Limited Partners.................................................     222,300        222,300
                                                                      -----------  -------------
                                                                     $   222,300  $     222,300
                                                                      ===========  =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

                                                              Three months     Six months
                                                              ended June 30,  ended June 30,
                                                                  2004            2004
                                                              ------------    ------------

Net change in net assets in liquidation..................... $         --    $         --

NET ASSETS IN LIQUIDATION, beginning of period..............      222,300         222,300
                                                              ------------    ------------
NET ASSETS IN LIQUIDATION, end of period.................... $    222,300    $    222,300
                                                              ============    ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

                                                                     Three months ended  Six months ended
                                                                       June 30, 2003      June 30, 2003
                                                                     -----------------  ------------------

REVENUES........................................................... $         712,400  $        1,416,900
                                                                     -----------------  ------------------
OPERATING EXPENSES:
   Service costs...................................................           424,700             830,200
   General and administrative expenses.............................           178,400             364,100
   General partner management fees and reimbursed expenses.........            67,800             140,400
   Depreciation and amortization...................................           250,200             507,900
   Asset impairment charge.........................................           100,000             100,000
                                                                     -----------------  ------------------
                                                                            1,021,100           1,942,600
                                                                     -----------------  ------------------
        Operating loss.............................................          (308,700)           (525,700)
                                                                     -----------------  ------------------

OTHER INCOME:
   Interest income.................................................             1,800               4,300
   Other...........................................................           (11,100)            (23,000)
                                                                     -----------------  ------------------
                                                                               (9,300)            (18,700)
                                                                     -----------------  ------------------
NET LOSS .......................................................... $        (318,000) $         (544,400)
                                                                     =================  ==================
NET LOSS ALLOCATED TO GENERAL PARTNER.............................. $          (3,200) $           (5,400)
                                                                     =================  ==================
NET LOSS ALLOCATED TO LIMITED PARTNERS............................. $        (314,800) $         (539,000)
                                                                     =================  ==================
NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST.................. $          (10.51) $           (18.00)
                                                                     =================  ==================
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................            29,940              29,940
                                                                     =================  ==================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................................ $    (544,400)
   Adjustments to reconcile net loss to net cash
      from operating activities:
      Depreciation and amortization................................................       507,900
      Asset impairment charge......................................................       100,000
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................        27,800
      Accounts payable, accrued liabilities and due to affiliates..................      (831,500)
                                                                                     -------------
          Net cash from operating activities.......................................      (740,200)
                                                                                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................       (56,700)
                                                                                     -------------
          Net cash from investing activities.......................................       (56,700)
                                                                                     -------------

          Net decrease in cash ....................................................      (796,900)

CASH, beginning of period..........................................................     1,185,600
                                                                                     -------------
CASH, end of period................................................................ $     388,700
                                                                                     =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM 1984-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program 1984-1, L.P. (the "Partnership") as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2003 and the changes in net assets in liquidation for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets, allocated operating costs and estimated costs of liquidation. Actual results could differ from those estimates.

2. LIQUIDATION BASIS ACCOUNTING

The financial statements as of June 30, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed liquidation basis statements for the three and six months ended June 30, 2004 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2003, which were prepared on the historical cost basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of June 30, 2004 represent the estimated distributions to the Partnership's limited partners and the general partner, Enstar Communications Corporation (the "Corporate General Partner"). Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of June 30, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and six months ended June 30, 2004. Cash and cash equivalents decreased as a result of repayments on amounts due to affiliates, payment of accrued liquidation costs and payments of amounts owed to Telecommunications Management. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of all its remaining cable systems to Telecommunications Management, LLC ("Telecommunications Management") for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments (the "Telecommunications Management Sale"). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $1.6 million to its limited partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $0 and $35,600 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $70,800 for the six months ended June 30, 2004 and 2003, respectively. Management fees are non- interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. The Corporate General Partner is an indirect wholly owned subsidiary of Charter Communications, Inc. ("Charter"). Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $0 and $32,200 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $69,600 for the six months ended June 30, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $0 and $201,600 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $400,300 for the six months ended June 30, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's Quarterly Report on Form 10-Q for the six months ended June 30, 2004, Charter is the defendant in twenty-three class action and shareholder lawsuits. On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of these class actions and shareholder lawsuits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can be no assurance that the actions will be settled on those terms or at all.

6. NET LOSS PER UNIT OF LIMITED PARTNERSHIP INTEREST

The amended Partnership Agreement generally provides that all partnership profits, gains, losses, credits, and cash distributions (all as defined) from operations or liquidation be distributed 1% to the Corporate General Partner and 99% to the limited partners until the limited partners have received distributions of cash flow from operations and/or cash flow from sales, refinancing, or liquidation of systems equal to their initial investment. After the limited partners have received cash flow equal to their initial investment, the Corporate General Partner will receive a 1% allocation of cash flow from liquidating a system until the limited partners have received an annual simple interest return of at least 18% of their initial investment less any distributions from previous system liquidations. Thereafter, allocations will be made 15% to the Corporate General Partner and 85% to the limited partners. All allocations to individual limited partners will be based on their respective capital accounts. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners. Accordingly, due from affiliates includes $54,700 receivable from the general partner for negative capital account balances expected to be funded by the general partner.

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

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC ("Telecommunications Management") for a total adjusted sales price of approximately $2,909,800 (approximately $575 per customer acquired), subject to post closing adjustments (the "Telecommunications Management Sale"). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The financial statements as of June 30, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed liquidation basis statements for the three and six months ended June 30, 2004 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2004, which were prepared on the historical cost basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of June 30, 2004 represent the estimated distributions to the limited partners and the general partner. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of June 30, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and six months ended June 30, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission (the "Commission") seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. In connection with filing the Letter, we undertook not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In a restated Letter filed with the Commission on August 4, 2004, we undertook to adopt a more restrictive policy upon grant of the requested relief. Under this new policy, we undertook not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of the partnership agreement, except for transfers by operation of law. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the limited partners in a non-public presentation as required under the partnership agreement.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on July 31, 2003. Accordingly, no discussion of operating results for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at June 30, 2004 were $222,300 consisting of assets of $526,600, offset by liabilities of $304,300. Net assets in liquidation at December 31, 2003 were $222,300 consisting of assets of $1,244,700, offset by liabilities of $1,022,400.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $746,600 from $1,123,800 at December 31, 2003 to $377,200 at June 30, 2004. This decrease was primarily attributable to repayments of $581,500 on amounts due to affiliates, payment of accrued liquidation costs and payments of amounts owed to Telecommunications Management. Cash and cash equivalents decreased $796,900 from $1,185,600 at December 31, 2002 to $388,700 at June 30, 2003 primarily due to cash used by operating activities.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with its partnership agreement. The Partnership made an initial distribution payment of $1.6 million to its limited partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

As disclosed in Charter's Quarterly Report on Form 10-Q for the six months ended June 30, 2004, Charter is the defendant in twenty-three class action and shareholder lawsuits. On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the class actions and shareholder lawsuits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can be no assurance that the actions will be settled on those terms or at all.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 18, 2004

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